Form 10-Q
period 2002-06-30
INVERESK RESEARCH GROUP INC
filed 2002-07-31
CIK 1169358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

INVERESK RESEARCH GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1955097 (I.R.S. Employer Identification No.)

11000 Weston Parkway, Suite 100, Cary, NC (Address of principal executive offices)	27513 (Zip Code)

919 460-9005
(Registrant’s telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $0.01 per share	35,770,595

- i -

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Inveresk Research Group, Inc.

Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	13 weeks ended	13 weeks ended	26 weeks ended	25 weeks ended
	June 30, 2002	June 24, 2001	June 30, 2002	June 24, 2001

Net service revenue	$55,549	$46,206	$108,712	$62,180

Direct costs	(26,571)	(26,297)	(54,197)	(35,213)

Gross profit	28,978	19,909	54,515	26,967

Selling, general and administrative expenses:

Compensation expense in respect of share options and management equity incentives	(48,475)	—	(53,020)	—

Stamp duty arising on change of ultimate parent company	(1,545)	—	(1,545)	—

Other selling, general and administrative expenses	(14,360)	(13,042)	(27,774)	(16,906)

Depreciation	(2,475)	(2,418)	(4,821)	(3,359)

Amortization of goodwill and intangibles	—	(2,367)	—	(3,155)

Income (loss) from operations	(37,877)	2,082	(32,645)	3,547

Interest income	119	198	200	302

Interest expense	(5,120)	(4,340)	(9,217)	(6,029)

Profit (loss) before income taxes	(42,878)	(2,060)	(41,662)	(2,180)

Provision for income taxes	(1,459)	(738)	(3,089)	(810)

Net income (loss) before extraordinary item	(44,337)	(2,798)	(44,751)	(2,990)

Extraordinary item	—	(419)	—	(419)

Net income (loss)	$(44,337)	$(3,217)	$(44,751)	$(3,409)

Earnings (loss) per share pre extraordinary item:

Basic	$(1.87)	$(0.12)	$(1.89)	$(0.15)

Diluted	$(1.87)	$(0.12)	$(1.89)	$(0.15)

Earnings (loss) per share post extraordinary item:

Basic	$(1.87)	$(0.14)	$(1.89)	$(0.18)

Diluted	$(1.87)	$(0.14)	$(1.89)	$(0.18)

Number of shares and common stock equivalents used in computing loss per share:

Basic	23,770,595	22,626,740	23,628,125	19,351,692

Diluted	23,770,595	22,626,740	23,628,125	19,351,692

See accompanying notes to consolidated financial statements.

Inveresk Research Group, Inc.

Consolidated Balance Sheets
(In thousands)

	June 30, 2002	December 30,
	(unaudited)	2001

ASSETS

Current assets:

Cash and cash equivalents	$17,309	$16,118

Accounts receivable	35,323	32,646

Unbilled receivables	22,354	19,999

Income taxes receivable	3,721	4,335

Inventories	1,903	2,173

Other current assets	10,303	2,164

Total current assets	90,913	77,435

Property, plant and equipment	99,330	87,922

Intangible assets	132,195	134,517

Deferred debt issue costs	1,882	1,952

	$324,320	$301,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$8,671	$10,118

Advance billings	33,656	30,380

Accrued expenses	28,656	21,520

Income taxes payable	4,264	2,103

Deferred income taxes	645	559

Current portion of long term debt	222,886	127,648

Total current liabilities	298,778	192,328

Deferred income taxes	21,484	27,053

Long term debt	221	85,109

Defined benefit pension scheme obligation	5,215	4,721

Commitments and contingencies	—	—

Shareholders’ equity

Preferred shares of common stock, $0.01 par value 10,000,000 authorized, none issued	—	—

Ordinary shares of common stock, $0.01 par value 150,000,000 authorized; issued and fully-paid 23,770,595 and 23,469,088 at June 30, 2002 and December 30, 2001	238	235

Total common stock	238	235

Additional paid-in capital	54,113	1,118

Accumulated deficit	(50,535)	(5,784)

Accumulated other comprehensive income	(5,194)	(2,954)

Total shareholders’ equity	(1,378)	(7,385)

	$324,320	$301,826

See accompanying notes to consolidated financial statements.

Inveresk Research Group, Inc.

Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	26 weeks ended	25 weeks ended
	June 30, 2002	June 24, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(44,751)	$(3,409)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Non-cash compensation expense in respect of exercise of share options and management equity incentives	52,934	—

Depreciation of property, plant and equipment	4,821	3,359

Amortization of goodwill and intangible assets	—	3,155

Deferred pension obligations	272	64

Deferred income taxes	422	255

Amortization of deferred loan issue costs	140	781

Interest on 10% unsecured subordinated loan stock due 2008, not payable until the loan stock is redeemed	5,889	3,337

Changes in operating assets and liabilities:

Accounts receivable	(5,032)	(6,390)

Advance billings	3,276	1,938

Inventories	270	(107)

Accounts payable and accrued expenses	5,689	3,133

Income taxes	2,775	(816)

Other assets and liabilities	(8,139)	(1,400)

Net cash provided by operating activities	18,566	3,900

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of ClinTrials Research Inc. net of cash acquired of $5,700	—	(115,147)

Purchases of property, plant and equipment	(12,813)	(2,310)

Net cash used in investing activities	(12,813)	(117,457)

CASH FLOWS FROM FINANCING ACTIVITIES

Issue of common stock	64	388

Repayments of short-term borrowings	(3,661)	(3,038)

Proceeds from long-term borrowings, net of issue costs	—	156,440

Repayments of long-term debt	—	(38,311)

Net cash provided (used) by financing activities	(3,597)	115,479

Effect on foreign currency exchange rate changes on cash	(965)	(4,754)

Increase (decrease) in cash and cash equivalents	1,191	(2,832)

Cash and cash equivalents at beginning of period	16,118	9,686

Cash and cash equivalents at end of period	$17,309	$6,854

See accompanying notes to consolidated financial statements.

Inveresk Research Group, Inc.

Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands)

					Retained	Accumulated
		Number of		Additional	Earnings	Other
		Ordinary	Ordinary	Paid-in	(Accumulated	Comprehensive
	Total	Shares	Shares	Capital	Deficit)	Income (Loss)

Balance at December 30, 2001	$(7,385)	23,469,088	$235	$1,118	$(5,784)	$(2,954)

Issue of common stock	64	301,507	3	61	—	—

Compensation expense in respect of share options and management equity incentives	52,934	—	—	52,934	—	—

Comprehensive income (loss):

Foreign currency translation adjustments	(2,240)	—	—	—	—	(2,240)

Net income (loss) for period to June 30, 2002	(44,751)	—	—	—	(44,751)	—

Comprehensive (loss)	(46,991)

	(1,378)	23,770,595	238	54,113	(50,535)	(5,194)

Balance at December 31, 2000	$247	15,803,724	$158	$807	$(664)	$(54)

Issue of common stock	388	7,665,364	77	311	—	—

Comprehensive income (loss):

Foreign currency translation adjustments	155		—	—	—	155

Cumulative-effect adjustment for FAS 133 (net of income taxes of $58)	(135)		—	—	—	(135)

Net income (loss) for period to June 24, 2001	(3,409)		—	—	(3,409)	—

Comprehensive (loss)	(3,389)

	$(2,754)	23,469,088	$235	$1,118	$(4,073)	$(34)

See accompanying notes to consolidated financial statements.

Inveresk Research Group, Inc.

Notes to Consolidated Financial Statements
(dollars in thousands)

In this discussion, the terms “the Group”, “the Company”, “we”, “us” and “our” refer to Inveresk Research Group, Inc. and its subsidiaries, except where it is made clear that we mean only a particular company.

1.	Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with those rules and regulations, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read in conjunction with our audited consolidated financial statements at and for the year ended December 30, 2001. The results of operations for the 13-week and 26-week periods ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002.

In 2001 the Group’s fiscal quarters ended on the last Sunday of each quarter. In 2002 our fiscal quarters end on the last calendar day of each quarter. In 2002 the second quarter contained 13 weeks and ended on June 30, 2002. The first quarter contained 13 weeks and ended on March 31, 2002. In 2001 the second quarter contained 13 weeks and ended on June 24, 2001. The first quarter contained 12 weeks and ended on March 25, 2001.

On June 25, 2002 the Group changed its ultimate parent company from a company organized in Scotland to a corporation organized in Delaware. This was accomplished through a share exchange transaction in which all the shareholders of Inveresk Research Group Limited (our former ultimate parent company) exchanged their shares for shares of common stock of Inveresk Research Group, Inc. (our new ultimate parent company). With the exception of the incurrence of stamp duty charges of $1.545 million, this transaction had no impact on the consolidated assets or liabilities of the Group. The accompanying financial statements have been prepared as if the change of ultimate parent company had taken place prior to the periods presented. Accordingly, the shareholders’ equity and earnings per share at the dates and for periods before June 25, 2002 are presented on the basis of the capital structure of Inveresk Research Group, Inc., calculated by multiplying the numbers of shares of Inveresk Research Group Limited outstanding at the dates and for the periods presented by the weighted average exchange ratio used in the share exchange transaction.

2.	Initial Public Offering

The Company completed its initial public offering of 12,000,000 shares of common stock, at a price of $13 per share, after June 30, 2002. We used the net proceeds of the offering, together with drawings under our new bank credit facility, to repay all of the outstanding principal and interest under our previously outstanding bank debt and under our 10% unsecured subordinated loan stock due 2008. Because the closing of the offering did not occur until the third quarter of 2002, the receipt of the net proceeds of the offering, and the use of those proceeds, is not reflected in the accompanying interim financial statements.

Inveresk Research Group, Inc.

Notes to Consolidated Financial Statements
(dollars in thousands)

The following unaudited pro forma presentation is intended to reflect what our assets and liabilities would have been if on June 30, 2002 we had completed the initial public offering, the initial drawdown under our new bank credit facility and the related application of those funds to the repayment of debt.

Pro Forma as of
June 30, 2002

Total current assets	76,247

Total other assets	231,525

Total current liabilities	(75,892)

Total other liabilities	(96,505)

Shareholders’ equity	135,375

On completion of the initial public offering, the Company recorded an extraordinary charge, net of tax, of approximately $1.467 million, attributable primarily to the elimination of deferred financing costs associated with the debt that was repaid and cancelled at the completion of the offering. That charge is not reflected in the accompanying financial statements, but it is reflected in the foregoing pro forma presentation.

3.	Summary of Significant Accounting Policies

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with FAS 128, “Earnings per Share”. FAS 128 requires presentation of both Basic Earnings per Share (Basic EPS) and Diluted Earnings per Share (Diluted EPS). Basic EPS is based on the weighted average number of shares of common stock outstanding during the year while Diluted EPS also includes the dilutive effect of common stock equivalents. The number of common stock equivalents not reflected in Diluted EPS because they were anti-dilutive were 1,570,099 in 2002 and 203,660 in 2001. Historical earnings (loss) per share have been computed assuming the historical outstanding shares in Inveresk Research Group Limited were converted to ordinary shares in Inveresk Research Group, Inc. using the conversion ratios applied when the change of ultimate parent company became effective.

Intangible assets

In July 2001, the FASB issued FAS 141, “Business Combinations”, and FAS 142, “Goodwill and Other Intangible Assets”. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

Inveresk Research Group, Inc.

Notes to Consolidated Financial Statements
(dollars in thousands)

FAS 142 is effective from January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. We did not identify any intangible asset with indefinite lives. We continued to amortize goodwill and intangible assets acquired in business combinations completed before July 1, 2001 prior to the time FAS 142 took effect.

FAS 142 requires that we complete a first phase of the impairment review for goodwill by June 30, 2002. That required review was completed at the date of adoption of FAS 142 and annual impairment tests have also been completed during the second quarter of 2002 using balances recorded as at March 31, 2002. These did not result in any impairment of goodwill.

FAS 142 required that the net book value of intangible assets relating to the assembled workforce acquired in prior business contributions be transferred to goodwill when FAS 142 took effect on January 1, 2002. If FAS 142 had been applied from January 1, 2001 our amortization expense in the calendar year 2001 would have been reduced by approximately $7.91 million from the level we recorded under prior accounting rules. The following table contains a pro forma presentation of our income before extraordinary item, net income and related per share amounts, calculated as if FAS 142 had been in effect throughout the periods presented.

					52 weeks
	13 weeks	13 weeks	26 weeks	25 weeks	ended
	ended	ended	ended	ended	December 30,
	June 30, 2002	June 24, 2001	June 30, 2002	June 24, 2001	2001

Net income (loss) before extraordinary item	$(44,337)	$(680)	$(44,751)	$(165)	$2,378

Net income (loss)	$(44,337)	$(1,099)	$(44,751)	$(584)	$1,959

Earnings (loss) per share pre extraordinary item:

Basic	$(1.87)	$(0.03)	$(1.89)	$(0.01)	$0.10

Diluted	$(1.87)	$(0.03)	$(1.89)	$(0.01)	$0.10

Earnings (loss) per share post extraordinary item:

Basic	$(1.87)	$(0.05)	$(1.89)	$(0.03)	$0.08

Diluted	$(1.87)	$(0.05)	$(1.89)	$(0.03)	$0.08

Number of shares and common stock equivalents used in computing loss per share:

Basic	23,770,595	22,626,740	23,628,125	19,351,692	23,349,278

Diluted	23,770,595	22,626,740	23,628,125	19,351,692	23,349,278

In accordance with FAS 128 there is no dilution shown in relation to the share options outstanding in the year ended December 30, 2001. This was because exercise of all the options concerned was conditional upon completion of a listing of the Company’s shares on a recognized stock exchange and this condition had not been satisfied by the end of 2001.

Inveresk Research Group, Inc.

Notes to Consolidated Financial Statements
(dollars in thousands)

Other Recent Account Pronouncements

In June 2001, the Financial Accounting Standards Board issued FAS 143, “Accounting for Asset Retirement Obligations.” FAS 143 requires the fair value of a liability for asset retirement obligations to be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset.

FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not have any significant asset retirement obligations and, accordingly, the adoption of FAS 143 is not expected to have any material impact on its results of operations or its financial position.

In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” The principal change reflected in these pronouncements is that gains or losses from extinguishment of debt which are classified as extraordinary items by FAS 4 will no longer be classified as such. The provisions of FAS 145 are effective for fiscal years beginning after May 15, 2002 although early application of the Statement related to the rescission of FAS 4 is encouraged. The Company plans to adopt FAS 145 for its fiscal year ending December 31, 2003. When adopted, prior extraordinary items related to the extinguishment of debt will need to be reclassified.

4.	Shareholders’ Equity

As described in Note 1, during the quarter ended June 30, 2002, we completed a transaction that created a new ultimate parent company for our Group. All the outstanding shares of Inveresk Research Group Limited (our former ultimate holding company, organized in Scotland) were exchanged for shares of common stock of Inveresk Research Group, Inc. (our new ultimate parent company, organized in Delaware).

The capital structure is presented on the basis described in Note 1 and is as follows:

	June 30,	December 30,
	2002	2001

Preferred shares of common stock, $0.01 par value 10,000,000 authorized, none issued	$—	$—

Ordinary shares of common stock, $0.01 par value 150,000,000 authorized; issued and fully-paid 23,770,595 and 23,469,088 at June 30, 2002 and December 30, 2001	238	235

	$238	$235

The increase of 301,507 shares during 2002 represents the exercise of options to acquire 301,507 shares at an exercise price of $0.21 per share.

On July 3, 2003, we completed our initial public offering of 12,000,000 shares of common stock. Immediately following this offering, we had 35,770,595 shares of common stock outstanding.

5.	Intangible Assets

The following table sets forth changes in intangible assets, including changes required when FAS 142 took effect (see Note 3 above).

Inveresk Research Group, Inc.

Notes to Consolidated Financial Statements
(dollars in thousands)

	June 30,	December 30,
	2002	2001

Goodwill	$144,648	$115,709

Workforce	—	30,831

	144,648	146,540

Less accumulated amortization	(12,453)	(12,023)

	$132,195	$134,517

6.	Credit Facilities and Debt

At June 30, 2002, we had in place the same bank credit facility as at December 30, 2001. Shortly after June 30, 2002, we received the net proceeds from our initial public offering. We then used those proceeds, a drawdown of $70 million under a new bank credit facility and cash on hand to repay and cancel all our outstanding debt under our old bank credit facility and the whole of the 10% unsecured subordinated loan stock due 2008.

As a result of these transactions, at July 5, 2002 our total bank debt was $70 million and we had no debt remaining in respect of the 10% unsecured subordinated loan stock due 2008.

The $70 million of bank debt drawn under our new bank credit facility is repayable in U.S. dollars and bears interest at LIBOR plus 1.25%. The total amount available to us under this facility is $75 million. The first scheduled principal repayment under the facility is due on June 30, 2004.

7.	Stock Option Plans

The Company issues options to employees pursuant to various stock option plans and arrangements. The objectives of these arrangements include attracting and retaining personnel and promoting the success of the Company by providing employees with the opportunity to acquire shares.

All options issued and outstanding at December 30, 2001 were issued by Inveresk Research Group Limited. Those options subsequently were exchanged for stock options issued by Inveresk Research Group, Inc. These replacement options had exercise prices, exercise periods and other terms substantially equal to those that were replaced. The data with respect to stock options set forth below gives effect to the issuance of the replacement options as if they had been issued at the same time as the options they replaced.

1,520,099 of the options became fully vested (immediately exercisable in full) upon completion of the Company’s initial public offering and will expire 10 years after the original date of grant. 50,000 will vest in equal annual installments over the three years from the original date of grant.

	Shares of
	Common Stock	Weighted
	Issuable Upon	Average
	Exercise	Exercise Price

Outstanding at December 30, 2001	1,148,532	$0.22

Granted	730,441	$0.89

Forfeited	(7,367)	$0.19

Exercised	(301,507)	$0.21

Outstanding at June 30, 2002	1,570,099

Inveresk Research Group, Inc.

Notes to Consolidated Financial Statements
(dollars in thousands)

The following table summarizes the exercise prices of the options outstanding at June 30, 2002:

Shares of
Common Stock
Issuable Upon
Exercise	Exercise Price

329,891	$0.03 per share

149,664	$0.05 per share

255,337	$0.19 per share

785,207	$0.40 per share

50,000	$13.00 per share

1,570,099

The weighted average exercise price of our outstanding stock options was $0.66 per share at June 30, 2002 and $0.22 at December 30, 2001.

In the quarter ended March 31, 2002, the terms of the options held by one individual were amended to enable him to exercise his options prior to the completion of our initial public offering. Compensation expense was recorded in respect of those options in the quarter ended March 31, 2002, reducing income from operations by $4.545 million and net income by $4.490 million.

In the quarter ended June 30, 2002, compensation expense of $19.383 million has been recorded in respect of the outstanding share options that vested in accordance with their terms. We recorded an additional compensation expense of $29.092 million in connection with our initial public offering, when the percentage equity interest held by certain members of our management team increased in accordance with the terms governing the original issuance of shares to those individuals.

8.	Analysis of tax charge

The Company’s consolidated effective tax rate differed from the federal statutory rate as set forth below:

	13 weeks	13 weeks	26 weeks	25 weeks
	ended	ended	ended	ended
	June 30, 2002	June 24, 2001	June 30, 2002	June 24, 2001

Federal statutory rate	$(15,008)	$(721)	$(14,582)	$(763)

Non deductible compensation expense on exercise of share options	14,543	—	15,906	—

Canadian Research and Development tax credits	(1,128)	(584)	(2,225)	(584)

Amortization of excess of purchase price over net assets acquired	—	458	—	613

Difference between foreign income taxed at US Federal Statutory rates and foreign income tax expense	2,690	225	3,146	231

Increase in federal valuation allowance	(18)	608	122	608

Increase in valuation allowance against losses of foreign subsidiaries	363	388	816	388

Other	17	364	(94)	317

	$1,459	$738	$3,089	$810

Inveresk Research Group, Inc.

Notes to Consolidated Financial Statements
(dollars in thousands)

9.	Segment Reporting

The Company is a full-service drug development services group serving the pharmaceutical, biotechnology and medical device industries. Our drug development services comprise two operating segments – pre-clinical and clinical. Pre-clinical services are performed in Tranent, Scotland and Montreal, Quebec, Canada. Clinical services consist of designing, monitoring, and managing trials of new pharmaceutical and biotechnology products on humans, and providing clinical data management, biostatistical, product registration, and pharmacovigilance services. Clinical service activities and revenues are performed and earned primarily in the United States and Europe. The Company’s European clinical operations are performed in Maidenhead, England and Edinburgh, Scotland with its primary satellite offices in Brussels, Belgium and Glasgow, Scotland. The operating results of the Company in the individual European countries apart from the United Kingdom are immaterial.

Financial data by segment are as follows:

	Pre-clinical	Clinical	Total

13 Weeks Ended June 30, 2002

Net service revenue from external customers	$36,367	$19,182	$55,549

Inter segment revenues	497	1,302	1,799

Depreciation	1,892	583	2,475

Segment income from operations	11,356	2,381	13,737

Expenditures for long-lived assets in 13 weeks ended June 30, 2002	7,072	79	7,151

13 Weeks Ended June 24, 2001

Net service revenues from external customers	$27,193	$19,013	$46,206

Inter segment revenues	1,280	354	1,634

Depreciation and amortization	2,930	1,855	4,785

Segment income (loss) from operations	4,795	(1,352)	3,443

Expenditures for long-lived assets in 13 weeks ended June 24, 2001	1,409	214	1,623

	Pre-clinical	Clinical	Total

26 Weeks Ended June 30, 2002

Net service revenues from external customers	$70,846	$37,866	$108,712

Inter segment revenues	1,000	1,650	2,650

Depreciation	3,658	1,163	4,821

Segment income from operations	21,738	3,151	24,889

Segment assets at June 30, 2002	266,471	173,935	440,406

Long-lived assets at June 30, 2002	145,663	85,862	231,525

Expenditures for long-lived assets in 26 weeks ended June 30, 2002	12,617	196	12,813

25 Weeks Ended June 24, 2001

Net service revenues from external customers	$38,585	$23,595	$62,180

Inter segment revenues	2,560	675	3,235

Depreciation and amortization	4,396	2,118	6,514

Segment income (loss) from operations	5,845	(572)	5,273

Segment assets at December 30, 2001	239,360	159,252	398,612

Long-lived assets at December 30, 2001	137,634	84,805	222,439

Expenditures for long-lived assets in 25 weeks ended June 24, 2001	2,058	252	2,310

The following table summarizes net service revenues and long-lived assets by geographic area.

Inveresk Research Group, Inc.

Notes to Consolidated Financial Statements
(dollars in thousands)

	USA	Canada	Europe	Total

13 Weeks Ended June 30, 2002

Net service revenue from external customers	$8,540	$22,536	$24,473	$55,549

13 Weeks Ended June 24, 2001

Net service revenues from external customers	$7,858	$15,808	$22,540	$46,206

	USA	Canada	Europe	Total

26 Weeks Ended June 30, 2002

Net service revenue from external customers	$16,299	$43,524	$48,889	$108,712

Long-lived assets at June 30, 2002	36,389	70,774	124,362	231,525

25 Weeks Ended June 24, 2001

Net service revenues from external customers	$7,909	$15,808	$38,463	$62,180

Long-lived assets at December 30, 2001	36,956	65,053	120,430	222,439

The Company’s operations in Europe comprise operations in a number of countries that are co-ordinated from the United Kingdom. No European country is significant in terms of revenues generated or assets held apart from the United Kingdom.

The following table reconciles the above totals for net service revenues, segment income (loss), segment assets and long-lived assets to the appropriate figures in the financial statements.

	13 weeks	13 weeks	26 weeks	25 weeks
	ended	ended	ended	ended
	June 30, 2002	June 24, 2001	June 30, 2002	June 24, 2001

Net service revenue per above segment analysis	$57,348	$47,840	$111,362	$65,415

Less elimination of inter segment revenues	(1,799)	(1,634)	(2,650)	(3,235)

Net service revenue per financial statements	$55,549	$46,206	$108,712	$62,180

Segment income per above segment analysis	$13,737	$3,443	$24,889	$5,273

Corporate overhead, including compensation charges and stamp duty	(51,614)	(1,361)	(57,534)	(1,726)

Income (loss) from operations per financial statements	$(37,877)	$2,082	$(32,645)	$3,547

Segment assets per above segment analysis			$440,406	$398,612

Elimination of inter segment balances			(116,086)	(96,786)

Assets per financial statements			$324,320	$301,826

Long lived assets per above segment analysis			$231,525	$222,439

Deferred debt issue costs not allocated to segments			1,882	1,952

			$233,407	$224,391

No clients accounted for more than 7.5% of the Company’s consolidated net revenue for any of the periods covered by these financial statements.

Inveresk Research Group, Inc.

Notes to Consolidated Financial Statements
(dollars in thousands)

10.	Contingencies

In March 1996, Apotex Inc., a Canadian pharmaceutical manufacturer, filed a civil lawsuit against the Group in the Court of Ontario. The claim arises out of research work undertaken by the Company in conjunction with Sheffield University in the early 1990s relating to an Apotex product. The claim alleges that the Company failed to conduct the study in a competent and timely manner, causing Apotex to lose the advantage of being the first into the market with a product under a brand name. The claim seeks damages of Canadian $32 million for misrepresentation, breach of contract, special and punitive damages, reimbursement of contract price and costs in respect of the claim. The proceedings relating to this claim are being managed by a third party which has agreed to indemnify the Company for any damages it may incur as a result of this claim. The Company has been advised that the third party intends to defend this claim vigorously. The Company is not party to the litigation and it believes that the third party will settle any liability directly with Apotex without involving the Company. As a result, liability to the Company is not probable at this point and no reserve has been made.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the three year period ended December 30, 2001 contained in our prospectus dated June 27, 2002.

The information set forth and discussed below for the three and six month periods ended June 30, 2002 and June 24, 2001 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Company’s results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

In 2001 our financial reporting periods ended on the last Sunday in the quarter. In 2002 our financial reporting periods end on the last calendar day of each quarter. The financial overview that follows compares the results of operations for the 13-week and 26-week periods ended June 30, 2002, with the results for the 13-week and 25-week periods ended March 25, 2001. On April 5, 2001 we completed the acquisition of ClinTrials. Thus the analysis which follows compares the results of the group for the first six months of 2002, which include the results of the acquired ClinTrials businesses, with the equivalent period in 2001, approximately half of which was before the acquisition.

Overview

Effective on June 25, 2002, we changed our ultimate parent company from a company organized in Scotland to a corporation organized in Delaware.

We completed our initial public offering of 12,000,000 shares of common stock, at a price of $13 per share, after June 30, 2002. The net proceeds from the offering, together with drawings under our new bank credit facility and existing cash resources, have been used to repay all of the outstanding principal and interest at June 30, 2002 under our former bank facility and our 10% unsecured subordinated loan stock due 2008.

We have been highly leveraged since the time of our management buyout in 1999 and we incurred significant additional debt in connection with our subsequent acquisition of ClinTrials Research Inc. in 2001. Our interest expense has therefore been high in relation to our income before taxes. We believe that because our interest expense was so high until the completion of our initial public offering, our income from operations (i.e. before interest expenses) is a better measure of the past performance of our businesses than income (or loss) before income taxes.

We operate in two segments for financial reporting purposes: pre-clinical and clinical. The following table shows a summary of our financial performance for the 13-week and 26-week periods ended June 30, 2002 compared to the equivalent periods in 2001.

	13 weeks	13 weeks	26 weeks	25 weeks
	ended	ended	ended	ended
	June 30, 2002	June 24, 2001	June 30, 2002	June 24, 2001

Net service revenue:

Pre-clinical	$36,367	$27,193	$70,846	$38,585

Clinical	19,182	19,013	37,866	23,595

	55,549	46,206	108,712	62,180

Direct costs:

Pre-clinical	(15,623)	(13,103)	(31,421)	(18,992)

Clinical	(10,948)	(13,194)	(22,776)	(16,221)

	(26,571)	(26,297)	(54,197)	(35,213)

Gross profit:

Pre-clinical	20,744	14,090	39,425	19,593

Clinical	8,234	5,819	15,090	7,374

	28,978	19,909	54,515	26,967

Selling, general and administrative expenses:

Pre-clinical	(7,496)	(6,365)	(14,029)	(9,352)

Clinical	(5,270)	(5,316)	(10,776)	(5,828)

Corporate overhead	(1,594)	(1,361)	(2,969)	(1,726)

Non-recurring compensation expense in respect of share options and management equity incentives	(48,475)	—	(53,020)	—

Stamp duty arising on change of ultimate parent company	(1,545)	—	(1,545)	—

	(64,380)	(13,042)	(82,339)	(16,906)

Depreciation:

Pre-clinical	(1,892)	(1,697)	(3,658)	(2,590)

Clinical	(583)	(721)	(1,163)	(769)

	(2,475)	(2,418)	(4,821)	(3,359)

Amortization of goodwill and intangibles:

Pre-clinical	—	(1,233)	—	(1,806)

Clinical	—	(1,134)	—	(1,349)

	—	(2,367)	—	(3,155)

Income (loss) from operations:

Pre-clinical	11,356	4,795	21,738	5,845

Clinical	2,381	(1,352)	3,151	(572)

Corporate overhead including compensation expense and stamp duty	(51,614)	(1,361)	(57,534)	(1,726)

	(37,877)	2,082	(32,645)	3,547

Interest expense (net)	(5,001)	(4,142)	(9,017)	(5,727)

Income (loss) before income taxes	(42,878)	(2,060)	(41,662)	(2,180)

Provision for income taxes	(1,459)	(738)	(3,089)	(810)

Net income (loss) before extraordinary item	(44,337)	(2,798)	(44,751)	(2,990)

Extraordinary item	—	(419)	—	(419)

Net income (loss)	$(44,337)	$(3,217)	$(44,751)	$(3,409)

The following table summarizes the above results of operations as a percentage of net service revenue:

	13 weeks	13 weeks	26 weeks	25 weeks
	ended	ended	ended	ended
	June 30, 2002	June 24, 2001	June 30, 2002	June 24, 2001

Net service revenue:

Pre-clinical	100.0%	100.0%	100.0%	100.0%

Clinical	100.0%	100.0%	100.0%	100.0%

Total	100.0%	100.0%	100.0%	100.0%

Direct costs:

Pre-clinical	43.0%	48.2%	44.4%	49.2%

Clinical	57.1%	69.4%	60.1%	68.7%

Total	47.8%	56.9%	49.9%	56.6%

Gross profit:

Pre-clinical	57.0%	51.8%	55.6%	50.8%

Clinical	42.9%	30.6%	39.9%	31.3%

Total	52.2%	43.1%	50.1%	43.4%

Selling, general and administrative expenses:

Pre-clinical	20.6%	23.4%	19.8%	24.2%

Clinical	27.4%	28.0%	28.4%	24.7%

Total	115.9%	28.2%	75.7%	27.2%

Depreciation:

Pre-clinical	5.2%	6.2%	5.2%	6.7%

Clinical	3.0%	3.8%	3.1%	3.3%

Total	4.5%	5.2%	4.4%	5.4%

Amortization of goodwill and intangibles:

Pre-clinical	0.0%	4.5%	0.0%	4.7%

Clinical	0.0%	6.0%	0.0%	5.7%

Total	0.0%	5.1%	0.0%	5.1%

Income (loss) from operations:

Pre-clinical	31.2%	17.6%	30.7%	15.1%

Clinical	12.4%	(7.1)%	8.3%	(2.4)%

Total	(68.2)%	4.5%	(30.0)%	5.7%

Interest expense (net)	9.0%	9.0%	8.3%	9.2%

Income (loss) before income taxes	(77.2)%	(4.5)%	(38.3)%	(3.5)%

The statements of operations for the 13-week and 26-week periods ended June 30, 2002 do not include any expenses in respect of the amortization of goodwill and intangibles. This is because FAS 142, which became effective on January 1, 2002, altered the treatment of goodwill such that it is no longer subject to amortization through the statement of operations. Instead, goodwill is subject to impairment testing on a periodic basis.

Earnings Charges in Respect of the Change in Ultimate Parent Company and in Respect of Equity-Based Compensation

The transactions through which we changed our ultimate parent company, and certain equity-based compensation (including stock options) which had been awarded to our directors, officers and employees before our initial public offering, had several effects that required us to take charges against earnings in the second quarter of 2002. These charges comprised:

(i)	Stamp Duty. As a result of the change in our ultimate parent company we have been required to pay stamp duty to the U.K. Inland Revenue. The aggregate amount of the stamp duty payable by the Company in connection with this transaction was $1.545 million, which has been fully expensed in the quarter ended June 30, 2002.

(ii)	A One-time Compensation Charge in Respect of a Change in the Relative Equity Ownership of Certain Members of Management. Under the terms of a management incentive scheme originally put in place at the time of our leveraged buy-out in 1999, management’s percentage ownership of the Company’s common stock increased as a consequence of the change in our ultimate parent company. We are required under applicable accounting rules to record a one-time compensation expense, or charge, equal to the increase in value of the equity ownership position of management resulting from the increase in their percentage ownership of the Company. Based on the initial public offering price of $13 per share, this one-time compensation expense amounted to $29.092 million

(iii)	A One-Time Compensation Charge in Respect of Certain Outstanding Employee Stock Options. Due to certain features of the share options granted by the Company prior to the initial public offering, we were required to record a one-time compensation expense in connection with the offering. Based on the offering price of $13, this one-time compensation expense amounted to $19.383 million. In addition, we recorded a further charge for compensation expense on the amendment and exercise of share of option of $4.545 million in the first quarter of 2002.

Exchange rate fluctuations

Our consolidated financial statements are prepared in U.S. dollars. Our principal businesses are based in the United States, United Kingdom and Canada. Our United Kingdom and Canadian operations record their transactions in local currencies. Accordingly, fluctuations in the pound sterling and Canadian dollar exchange rates will impact the results of operations reported in U.S. dollars.

The results of our non-U.S. operations have been translated from pounds sterling and Canadian dollars using the following average exchange rates:

	U.S. Dollars per	U.S. Dollars per
	Pound Sterling	Canadian Dollar

13 weeks ended June 24, 2001	1.4220	0.6490

13 weeks ended June 30, 2002	1.4613	0.6433

25 weeks ended June 24, 2001	1.4398	0.6516

26 weeks ended June 30, 2002	1.4444	0.6356

         The following table sets forth the percentage of our net service revenue arising in the United Kingdom and Canada:

	United Kingdom	Canada

13 weeks ended June 24, 2001	49%	34%

13 weeks ended June 30, 2002	44%	41%

25 weeks ended June 24, 2001	62%	25%

26 weeks ended June 30, 2002	45%	40%

In addition, our Canadian business invoices a significant proportion of its revenues in U.S. dollars, although its costs are largely in Canadian dollars. This can result in transaction exchange gains or losses that are reflected in its statement of operations. The foreign currency gains or losses recognized in the statement of operations and included in “Selling, general and administrative expenses” was a loss of $926,000 and $720,000 for the 13 week and 26 week periods ended June 30, 2002 and a gain of $143,000 and $144,000 for the 13 week and 26 week periods ended June 24, 2001.

Results of operations

Second quarter 2002 compared to second quarter 2001

Net service revenue. Net service revenue in the second quarter of 2002 was $55.5 million, an increase of $9.3 million or 20% over second quarter 2001 net service revenue of $46.2 million.

Pre-clinical. Net service revenue in the second quarter of 2002 was $36.4 million, an increase of $9.2 million or 34% over revenues of $27.2 million in the second quarter of 2001. Assuming constant dollar exchange rates, net service revenues in the pre-clinical segment increased by 33% in the second quarter of 2002 compared to 2001. Our pre-clinical operations continued to experience strong demand for its services during the second quarter, both for its safety evaluation services and its laboratory sciences services. Utilization rates within pre-clinical remained high, permitting the continued shift in this segment’s revenue mix towards higher value-added safety and pharmacology evaluation services. Our laboratory sciences operations also continued to experience growing demand for its service, particularly with regard to business sourced internally in connection with the provision of higher value-added safety evaluation services.

Clinical. Net service revenue in the second quarter of 2002 was $19.2 million, an increase of $0.2 million or 1% over revenues of $19.0 million in the second quarter of 2001. Currency fluctuations did not have a significant effect on these comparisons. The Phase II-IV business experienced a 4.6% increase in revenues, generally reflecting higher activity levels in those operations. Our Phase I clinic, however, experienced a number of project postponements (and one cancellation) which resulted in it recording 7.1% decrease in revenues compared to the same period in 2001.

Direct costs. In the second quarter of 2002 direct costs totalled $26.6 million, an increase of $0.3 million, or 1%, from $26.3 million in the second quarter of 2001. Direct costs were 48% of net service revenue in the second quarter of 2002 compared to 57% in the second quarter of 2001.

Pre-clinical. Direct costs in the second quarter of 2002 were $15.6 million, an increase of $2.5 million, or 19%, over costs of $13.1 million in the second quarter of 2001. In the second quarter of 2002, direct costs were 43% of net service revenue, compared to 48% in the second quarter of 2001. Improved gross margins in the pre-clinical segment reflect the continued high utilization rates being achieved and the shift in business mix towards higher value-added toxicology and laboratory sciences services.

Clinical. Direct costs in the second quarter of 2002 were $10.9 million, a decrease of $2.2 million, or 17% over costs of $13.2 million in the second quarter of 2001. In the second quarter of 2002 direct costs were 57% of net service revenues compared to 69% in the second quarter of 2001 reflecting the continued focus of the clinical segment on improved contract pricing and cost control, particularly in the former ClinTrials businesses.

Selling, general and administrative expenses. In the second quarter of 2002 selling, general and administrative expenses totalled $64.4 million, an increase of $51.3 million, or 394%, from $13.0 million in the second quarter of 2001. The second quarter of 2002 figures include a non-recurring compensation charge of $48.5 million arising at the time of the Company’s initial public offering in respect of share options and management equity incentives as well as a $1.5 million charge for stamp duty on the change of ultimate parent company.

Before taking account of these non-recurring charges, selling, general and administrative expenses represented 26% of net service revenues in the second quarter of 2002, compared with 28% in the second quarter of 2001.

Pre-clinical. Selling, general and administrative costs in the second quarter of 2002 were $7.5 million, an increase of $1.1 million or 18%, from $6.4 million in the second quarter of 2001. Selling, general and administrative costs were 21% of net service revenues in the second quarter of 2002, compared to 23% in the second quarter of 2001. This reflects the continued emphasis by pre-clinical on cost control and improved business processes at a time when revenue throughput has increased significantly. Selling, general and administrative costs were also increased in the second quarter of 2002 as a consequence of transaction exchange losses during the period totalling $0.9 million.

Clinical. Selling, general and administrative costs in the second quarter of 2002 were $5.3 million, which was unchanged from $5.3 million in the second quarter of 2001. Selling, general and administrative costs were 28% of net revenue in the second quarter of 2002 compared to 28% in the second quarter of 2001.

Corporate overhead. Corporate overhead in the second quarter of 2002 includes a non-recurring compensation charge of $19.4 million in respect of share options, a non-recurring charge of $29.1 million in respect of management equity incentives and a charge of $1.5 million relating to stamp duty payable on the change of ultimate parent company immediately prior to our initial public offering. Other corporate overhead amounted to $1.6 million. The increase of $0.2 million, or 17%, over the second quarter of 2001, due primarily to the additional costs associated with becoming a publicly listed company.

Amortization of intangible assets. Following the adoption of FAS 142 with effect from January 1, 2002, there is no amortization of goodwill and intangibles in the second quarter of 2002. The impact of the adoption of FAS 142 on the prior year comparative figures is shown above. Amortization of intangible assets in the second quarter of 2001, which was calculated based upon the Group’s accounting policies prior to the adoption of FAS 142 amounted to $2.4 million.

Income from operations. In the second quarter of 2002, the loss from operations amounted to $37.9 million, or 68% of net service revenue, after deducting non-recurring compensation expenses and stamp duty costs of $50.0 million. Income from operations in the second quarter of 2001 amounted to $4.5 million, or 10% of net service revenue, after excluding amortization expense of $2.4 million.

Pre-clinical. Income from operations increased to $11.4 million in the second quarter of 2002 compared to $4.8 million in the second quarter of 2001 for the reasons set forth above.

Clinical. Income from operations was $2.4 million in the second quarter of 2002 compared to a loss of $1.4 million in the second quarter of 2001 for the reasons set forth above.

First six months of 2002 compared to first six months of 2001

Net service revenue. Net service revenue in the first six months of 2002 was $108.7 million, an increase of $46.5 million or 75% over first six months 2001 net service revenue of $62.2 million.

Pre-clinical. Net service revenue in the first six months of 2002 was $70.8 million, an increase of $32.3 million or 83% over revenues of $38.6 million in the first six months of 2001. The acquisition of the Canadian pre-clinical operations of ClinTrials in April 2001 contributed $43.5 million to net service revenue in the first six months of 2002 compared to $15.8 million in the first six months of 2001 when only the post acquisition results were included. Net service revenue for the original Inveresk pre-clinical operations increased by $4.5 million or 20%.

Currency fluctuations did not have a significant effect on these comparisons. Our pre-clinical operations continued to experience strong demand for its services during the first half of 2002, both for its safety evaluation services and its laboratory sciences services. Utilization rates within pre-clinical remained high, permitting the continued shift in this segment’s revenue mix towards higher value-added safety and pharmacology evaluation services. Our laboratory sciences operations also continued to experience growing demand for its services, particularly with regard to business sourced internally in connection with the provision of higher value-added safety evaluation services. Pre-Clinical revenues in the first six months were also positively impacted by the receipt of a one-off $0.5 million cancellation fee. Facilities freed up by this cancellation were fully re-deployed.

Clinical. Net service revenue in the first six months of 2002 was $37.9 million, an increase of $14.3 million or 60% over revenues of $23.6 million in the first six months of 2001. The acquisition of ClinTrials in April 2001 contributed $26.5 million to net service revenue in the first six months of 2002 compared to $13.1 million in the first six months of 2001 when only the post acquisition results were included. Net service revenue for the original Inveresk clinical development operations increased by $0.9 million, or 8%. Currency fluctuations did not have a significant effect on these comparisons. Net service revenue from the acquired ClinTrials clinical trials operations increased by $4.4 million, or 20% over revenues for the first six months of 2001 when such operations were under their previous ownership for the period prior to April 5, 2001. However, this growth in the ClinTrials clinical trials operations is due, in substantial part, to poor results in the European clinical business in the first quarter of 2001. Clinical net service revenues in the first six months of 2002 generally reflect higher activity levels within the Phase II-IV operations, offset by lower Phase I revenues due to a number of trials being postponed.

Direct costs. In the first six months of 2002 direct costs totalled $54.2 million, an increase of $19.0 million, or 54%, from $35.2 million in the first six months of 2001. Direct costs were 50% of net service revenue in the first six months of 2002 compared to 57% in the first six months of 2001.

Pre-clinical. Direct costs in the first six months of 2002 were $31.4 million, an increase of $12.4 million, or 65%, over costs of $19.0 million in the first six months of 2001. This increase in dollar terms is largely attributable to the effects of the ClinTrials acquisition in April 2001. In the first six months of 2002, direct costs were 44% of pre-clinical net service revenue, compared to 49% in the first six months of 2001. Improved gross margins in the pre-clinical segment reflect the high utilization rates being achieved and the continued shift in business mix towards higher value-added toxicology and laboratory sciences services. The cancellation fee referred to above also had a positive impact on operating margins in the first six months of 2002. If this cancellation fee had not arisen the direct costs in the first six months of 2002 would have represented 45% of net service revenues for pre-clinical.

Clinical. Direct costs in the first six months of 2002 were $22.8 million, an increase of $6.6 million, or 40% over costs of $16.2 million in the first six months of 2001. This increase in dollar terms is largely attributable to the effects of the ClinTrials acquisition in April 2001. In the first six months of 2002 direct costs were 60% of clinical net service revenues compared to 69% in the first six months of 2001 reflecting the continued focus of the clinical segment on improved contract pricing and cost control, particularly in the former ClinTrials businesses.

Selling, general and administrative expenses. In the first six months of 2002 selling, general and administrative expenses totalled $82.3 million, an increase of $65.4 million, or 387%, from $16.9 million in the first six months of 2001. The first six months of 2002 figures include a non-recurring charge for compensation expense in respect of employee share options and management equity incentives amounting to $53 million, as well as a $1.5 million charge for stamp duty on the change of ultimate parent company. Before taking account of these non-recurring charges, selling, general and administrative expenses represented 26% of net service revenues in the first six months of 2002, compared with 27% in the first six months of 2001.

Pre-clinical. Selling, general and administrative costs in the first six months of 2002 were $14.0 million, an increase of $4.7 million or 50%, from $9.4 million in the first six months of 2001. This increase in dollar terms is largely attributable to the effects of the ClinTrials acquisition in April 2001. Selling, general and administrative costs were 20% of net service revenues in the first six months of 2002, compared to 24% in the first six months of 2001. This reflects the continued emphasis by pre-clinical on cost control and improved business processes at a time when revenue throughput has increased significantly. Selling, general and administrative costs were also increased in the first six months of 2002 as a consequence of transaction exchange losses during the period totalling $0.7 million.

Clinical. Selling, general and administrative costs in the first six months of 2002 were $10.8 million, an increase of $4.9 million or 85%, from $5.8 million in the first six months of 2001. This increase in dollar terms is partially attributable to the effects of the ClinTrials acquisition in April 2001. Selling, general and administrative costs were 28% of net revenue in the first six months of 2002 compared to 25% in the first six months of 2001 reflecting the higher cost base in the original ClinTrials business. The selling, general and administrative expenses in the original Inveresk clinical operations were marginally lower as a percentage of net service revenue in the first six months of 2002 compared with the corresponding period in 2001.

Corporate overhead. Corporate overhead in the first six months of 2002 included a non-recurring charge for compensation expense in respect of share options amounting to $23.9 million, a non-recurring charge amounting to $29.1 million in respect of management equity incentives and a non-recurring charge of $1.5 million relating to stamp duty payable on the change of ultimate parent company immediately prior to our initial public offering. Excluding these non-recurring charges, other corporate overheads amounted to $3.0 million in the first six months of 2002, an increase of $1.2 million, or 72%, over the corresponding period in 2001. This increase in dollar terms is partially attributable to the effects of the ClinTrials acquisition in April 2001 and also reflects the additional costs associated with becoming a publicly listed company.

Amortization of intangible assets. Following the adoption of FAS 142 with effect from January 1, 2001, there is no amortization of goodwill and intangibles in the first six months of 2002. The impact of the adoption of FAS 142 on the prior year comparative figures is shown above. Amortization of intangible assets in the first six months of 2001, which was calculated based upon the group’s accounting policies prior to the adoption of FAS 142 amounted to $3.2 million.

Income from operations. In the first six months of 2002, loss from operations amounted $32.6 million after deducting non-recurring compensation expense and stamp duty of $54.6 million. Income from operations in the first six months of 2001 amounted to $6.7 million, or 11% of net service revenue, after excluding amortization expense of $3.2 million.

Pre-clinical. Income from operations increased to $21.7 million in the first six months of 2002 compared to $5.8 million in the first six months of 2001 for the reasons set forth above.

Clinical. Income from operations was $3.2 million in the first six months of 2002 compared to a loss of $0.6 million for the first six months of 2001 for the reasons set forth above.

Liquidity and capital resources

Cash and cash equivalents totalled $17.3 million at June 30, 2002 compared with $16.1 million at December 30, 2001. Our principal sources of liquidity are cash flow from operations and borrowings under our credit facilities and our 10% unsecured subordinated loan stock due 2008.

The Company completed an initial public offering of 12,000,000 shares of its common stock at a price of $13 per share on July 3, 2002. The net proceeds of the offering, together with drawings under our new bank facilities and existing cash resources, have been used in July 2002 to repay all of the outstanding principal and interest under our old bank credit facility and our 10% unsecured subordinated loan stock due 2008.

The total amount available under our new bank facilities is $ 75 million. Our new bank facilities comprise a U.S. dollar denominated term loan facility of $50 million repayable over a five year period commencing in June 2004 and ending in June 2007, and a $25 million multi-currency revolving credit facility repayable on or before June 2005. These facilities bear interest at LIBOR plus 1.25%.

Working capital balances which arise from our contracts with customers comprise accounts receivable, unbilled receivables and advance billings. A summary of these balances at June 30, 2002, March 31, 2002 and December 30, 2001 together with the number of days billings that they represent is set forth below.

	June 30, 2002		March 31, 2002		December 30, 2001

	Balance	No of days	Balance	No of days	Balance	No of days
	($'000s)	net revenue	($'000s)	net revenue	($'000s)	net revenue

Accounts receivable	$35,323	59	$32,258	55	$32,646	66

Unbilled receivables	22,354	37	21,354	37	19,999	40

Sub total	57,677	96	53,612	92	52,645	106

Advance billings	(33,656)	(56)	(29,644)	(51)	(30,380)	(61)

	$24,021	40	$23,968	41	$22,265	45

The impact of the above balances on our cash flow from operations in 2001 and in the first and second quarters of 2002 was as follows:

			52 weeks
	13 weeks	13 weeks	ended
	ended	ended	December 30,
	June 30, 2002	March 31, 2002	2001

Cash inflow (outflow)

Accounts receivable including unbilled receivables	$(4,065)	$(967)	$(1,682)

Advance billings	4,012	(736)	(361)

	$(53)	$(1,703)	$(2,043)

The cash generated by operating activities was $13.6 million in the second quarter of 2002, $5.0 million in the first quarter of 2002 and $19.5 million in 2001. When compared to this, the cash flows relating to working capital movements are not a major factor affecting liquidity.

We anticipate that our operating cash flow, together with available borrowings under our credit facilities, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due over the next twelve months.

Second Quarter 2002 compared to Second Quarter 2001

Cash flow from operations in the second quarter of 2002 was $13.6 million compared to $3.6 million in 2001. The increase of $10.0 million reflects the improvement in income from operations before the non cash compensation charges. Capital expenditures were $7.2 million compared to $1.6 million in 2001. The increase is mainly attributable to the expansion of our pre-clinical operations in Canada where capital expenditure amounted to $6.0 million in the second quarter of 2002. We are also investing in our United Kingdom pre-clinical operations where expenditure amounting to $1.0 million in the second quarter was also significantly ahead of the prior year.

In the second quarter of 2002 we repaid $2.2 million of our bank debt. This was a scheduled repayment due on June 28, 2002. After offsetting the impact of exercise of share options, the net cash outflow from financing activities was $2.2 million compared to an inflow of $115.5 million associated with the ClinTrials acquisition in the second quarter of 2001.

First six months of 2002 compared to First six months of 2001

Cash flow from operations in the first six months of 2002 was $18.6 million compared to $3.9 million in 2001. The increase reflects the significant increase in the size of our business as a result of the ClinTrials acquisition and also the improvement in the operating results of the businesses as described above. Capital expenditures were $12.8 million compared to $2.3 million in 2001. The increase is mainly attributable to the expansion of our pre-clinical operations in Canada where capital expenditure amounted to $10.3 million in the first six months of 2002. We are also investing in our United Kingdom pre-clinical operations where expenditure of $2.3 million in the first half of 2002 was also significantly ahead of the prior year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates and foreign currency exchange rates.

Our primary interest rate exposure results from changes in LIBOR or the base rates that are used to determine the applicable interest rates under our bank borrowing facilities. The bank facilities that we put in place at the time of our initial public offering of shares in June 2002 bear interest at LIBOR plus 1.25%.

Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all our variable rate obligations would be approximately $0.7 million. We are currently reviewing our interest rate hedging arrangements. Our bank debt is all denominated in U.S. dollars and thus fluctuations in exchange rates will not impact these borrowings.

Our consolidated financial statements are prepared in U.S. dollars. The functional currency of each of our subsidiaries is the local currency of the country in which the subsidiary is located. Our principal operating subsidiaries are located in the United Kingdom and Canada and, together they accounted for 85% of our net service revenue in the first six months of 2002. Accordingly, fluctuations in the exchange rates between pounds sterling, Canadian dollars and U.S. dollars will affect the translation of our results for financial reporting purposes.

We also have exposure to some foreign currency exchange rate fluctuations for the cash flows received from our foreign affiliates. This risk is mitigated by the fact that their operations are conducted in their respective local currencies, and it is not our intention to repatriate earnings prospectively. Currently, we do not engage in any foreign currency hedging activities as we do not believe that our foreign currency exchange risk is material.

We do not use financial instruments for trading or other speculative purposes.

Management does not believe that inflation in past years has had a significant impact on our results from operations. Management believes that, in the event inflation affects our costs in the future, we will offset the effect of inflation and maintain appropriate margins through increased fees.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The information provided in Note 10 to the financial statements contained in Part I of this Form 10-Q is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On June 25, 2002, we issued an aggregate of 23,770,595 shares of our common stock to the shareholders of Inveresk Research Group Limited in exchange for all outstanding shares of Inveresk Research Group Limited in connection with the change in our ultimate parent. The issuance of these shares was not registered under the Securities Act in reliance upon Section 4(2) of, and Rule 802 under, the Securities Act.

Use of Proceeds from Sales of Registered Securities

On July 3, 2002, we completed our initial public offering. The managing underwriters for the offering were Bear Stearns & Co. Inc., UBS Warburg LLC, William Blair & Company, L.L.C. and SG Cowen Securities Corporation. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement (File No. 333-85356) that was declared effective by the Securities and Exchange Commission on June 27, 2002. The Registration Statement covered an aggregate of 13,800,000 shares of common stock, of which 1,800,000 shares were reserved for issuance pursuant to an over-allotment option granted to the underwriters. An aggregate of 12,000,000 shares were sold in the offering at a price to the public of $13.00 per share. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. The offering terminated before the sale of all of the securities registered on the Registration Statement. The aggregate gross proceeds from the shares of common stock sold by us was $156.0 million. The estimated aggregate net proceeds to us from the offering was approximately $142.4 million after deducting an aggregate of $10.9 million in underwriting discounts and commissions paid to the underwriters and an estimated $2.7 million in other expenses incurred in connection with the offering.

We used the proceeds from the offering to repay all of the outstanding principal and interest under our existing bank credit facilities in the amount of approximately $89.5 million and used the remainder of the net proceeds, approximately $52.9 million, to repay a portion of the indebtedness under our 10% unsecured subordinated loan stock due 2008, substantially all of which was held by our controlling stockholders. Except as described in the preceding sentence, none of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.

Item 4. Submission of Matters to a Vote of Security Holders.

The stockholders of Inveresk Research Group, Inc., acting by unanimous written consent dated June 28, 2002, adopted resolutions (i) to adopt and approve the Inveresk Research Group, Inc. 2002 Stock Option Plan and the Inveresk Research Group, Inc. 2002 Non-Employee Directors Stock Option Plan and (ii) to elect John Urquhart to serve as a Class I Director, Ian Sword and John Henderson to serve as Class II Directors and S. Louise McCrary and Walter Nimmo to serve as Class III Directors of Inveresk Research Group, Inc.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

          3.1    Amended and Restated Certificate of Incorporation of Inveresk Research Group, Inc. (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1, as amended (File No. 333-85356)).

          3.2    Bylaws of Inveresk Research Group, Inc. (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1, as amended (File No. 333-85356)).

          4.1    Form of Stock Certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1, as amended (File No. 333-85356)).

(b) Reports on Form 8-K.

          We filed a Current Report on Form 8-K, dated July 29, 2002, including our press release announcing our earnings information for the period ended June 30, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2002	INVERESK RESEARCH GROUP, INC.

By: /s/ D. J. Paul E. Cowan D.J. Paul E. Cowan Chief Financial Officer, Treasurer and Secretary