Form 10-Q
period 2002-09-30
INVERESK RESEARCH GROUP INC
filed 2002-10-30
CIK 1169358

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002


                          INVERESK RESEARCH GROUP, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        43-1955097
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

11000 WESTON PARKWAY, SUITE 100, CARY, NC                     27513
(Address of principal executive offices)                   (Zip Code)

                                  919 460-9005
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $0.01 per share...............................35,953,535
                                                           AS AT 24 OCTOBER 2002

                                TABLE OF CONTENTS


                                                                                                           PAGE

                                                                                                           ----
PART I   FINANCIAL INFORMATION...............................................................................1

         ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED).......................................................1

                           Condensed Consolidated Statements of Operations...................................1

                           Condensed Consolidated Balance Sheets.............................................2

                           Condensed Consolidated Statements of Cash Flows...................................3

                           Condensed Consolidated Statements of Shareholders' Equity.........................4

                           Notes to Condensed Consolidated Financial Statements..............................5

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS............................................................................14

         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................25

         ITEM 4.      CONTROLS AND PROCEDURES...............................................................26

PART II  OTHER INFORMATION..................................................................................28

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          INVERESK RESEARCH GROUP, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)



                                                         13 WEEKS          14 WEEKS          39 WEEKS          39 WEEKS
                                                           ENDED             ENDED            ENDED             ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                           2002              2001             2002              2001
                                                       ------------      ------------      ------------      ------------
Net service revenue ..............................     $     55,923      $     46,847      $    164,635      $    109,027
    Direct costs .................................          (27,780)          (24,289)          (81,977)          (59,502)
                                                       ------------      ------------      ------------      ------------
Gross profit .....................................           28,143            22,558            82,658            49,525
    Selling, general and administrative expenses:
        Compensation expense in respect of stock
        options and other equity-based incentive
        plans ....................................               --                --           (53,020)               --
        Stamp duty arising on change of ultimate
        parent company ...........................               --                --            (1,545)               --
        Other selling, general and administrative
        expenses .................................          (13,759)          (12,731)          (41,533)          (29,637)
    Depreciation .................................           (2,689)           (2,344)           (7,510)           (5,703)
    Amortization of goodwill and other intangibles               --            (2,378)               --            (5,533)
                                                       ------------      ------------      ------------      ------------
Income (loss) from operations ....................           11,695             5,105           (20,950)            8,652
    Interest income ..............................               83                67               283               369
    Interest expense and similar charges .........             (989)           (6,507)          (10,206)          (12,536)
                                                       ------------      ------------      ------------      ------------
Income (loss) before income taxes ................           10,789            (1,335)          (30,873)           (3,515)
Provision for income taxes (Note 9) ..............           (1,869)             (626)           (4,958)           (1,436)
                                                       ------------      ------------      ------------      ------------
Net income (loss) before extraordinary item ......            8,920            (1,961)          (35,831)           (4,951)
Extraordinary item ...............................           (1,581)               --            (1,581)             (419)
                                                       ------------      ------------      ------------      ------------
Net income (loss) ................................     $      7,339      $     (1,961)     $    (37,412)     $     (5,370)
                                                       ============      ============      ============      ============
Earnings (loss) per share pre extraordinary item:

    Basic ........................................     $       0.25      $      (0.08)     $      (1.30)     $      (0.24)
    Diluted ......................................     $       0.24      $      (0.08)     $      (1.30)     $      (0.24)
Earnings (loss) per share post extraordinary item:

    Basic ........................................     $       0.21      $      (0.08)     $      (1.35)     $      (0.26)
    Diluted ......................................     $       0.20      $      (0.08)     $      (1.35)     $      (0.26)
Weighted average number of common shares outstanding:

    Basic ........................................       35,570,449        23,469,088        27,637,956        20,760,275
    Diluted ......................................       37,385,219        23,469,088        27,637,956        20,760,275

See accompanying notes to condensed consolidated financial statements.

                          INVERESK RESEARCH GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)



                                                                                  SEPTEMBER 30,
                                                                                      2002       DECEMBER 30,
                                                                                  (UNAUDITED)       2001
                                                                                  -------------  ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ................................................     $  14,846      $  16,118
    Accounts receivable, net .................................................        34,184         32,646
    Unbilled receivables .....................................................        23,679         19,999
    Income taxes receivable ..................................................         4,245          4,335
    Inventories ..............................................................         1,319          2,173
    Other current assets .....................................................         5,453          2,164
                                                                                   ---------      ---------
Total current assets .........................................................        83,726         77,435
Property, plant and equipment ................................................       102,237         87,922
Intangible assets (Note 6) ...................................................       133,243        134,517
Deferred debt issue costs ....................................................           532          1,952
                                                                                   ---------      ---------
                                                                                   $ 319,738      $ 301,826
                                                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable .........................................................     $  10,338      $  10,118
    Advance billings .........................................................        36,734         30,380
    Accrued expenses .........................................................        23,333         21,520
    Income taxes payable .....................................................         3,568          2,103
    Deferred income taxes ....................................................           959            559
    Current portion of long term debt ........................................         4,034        127,648
                                                                                   ---------      ---------
Total current liabilities ....................................................        78,966        192,328
Deferred income taxes ........................................................        22,137         27,053
Long term debt ...............................................................        70,292         85,109
Defined benefit pension plan obligation ......................................         5,527          4,721
Commitments and contingencies ................................................            --             --
Shareholders' equity:
    Preferred stock, $0.01 par value 10,000,000 shares authorized, none issued            --             --
    Common stock, $0.01 par value 150,000,000 shares authorized; 35,936,747 and 23,469,088 issued and outstanding at September 30, 2002 and December
    30, 2001 .................................................................           359            235
    Additional paid-in capital ...............................................       192,009          1,118
    Accumulated deficit ......................................................       (43,196)        (5,784)
    Accumulated other comprehensive loss .....................................        (6,356)        (2,954)
                                                                                   ---------      ---------
Total shareholders' equity (deficit) .........................................       142,816         (7,385)
                                                                                   ---------      ---------
                                                                                   $ 319,738      $ 301,826
                                                                                   =========      =========

See accompanying notes to condensed consolidated financial statements.

                          INVERESK RESEARCH GROUP, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                               39 WEEKS       39 WEEKS
                                                                                 ENDED          ENDED
                                                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                                                 2002           2001
                                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ........................................................     $ (37,412)     $  (5,370)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation expense in respect of stock options and other equity
incentives ...............................................................        52,934             --
Depreciation of property, plant and equipment ............................         7,510          5,703
Amortization of goodwill and intangible assets ...........................            --          5,533
Deferred pension obligations .............................................           437             97
Deferred income taxes ....................................................         1,055            272
Amortization of deferred loan issue costs ................................         2,206            911
Interest on 10% unsecured subordinated loan stock due 2008, not payable until the loan
stock is redeemed ........................................................         6,058          6,071
Changes in operating assets and liabilities:
    Accounts receivable ..................................................        (5,218)       (12,008)
    Advance billings .....................................................         6,354          8,047
    Inventories ..........................................................           854             56
    Accounts payable and accrued expenses ................................         2,033          3,692
    Income taxes .........................................................         1,555         (1,244)
    Other assets and liabilities .........................................        (3,289)        (1,697)
                                                                               ---------      ---------
Net cash provided by operating activities ................................        35,077         10,063
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of ClinTrials Research Inc. net of cash acquired of $5,700 ......            --       (115,147)
Purchases of property, plant and equipment ...............................       (16,139)        (7,295)
                                                                               ---------      ---------
Net cash used in investing activities ....................................       (16,139)      (122,442)
CASH FLOWS FROM FINANCING ACTIVITIES

Issue of common stock, net of issue costs ................................       138,081            388
Repayments of short-term borrowings ......................................        (3,661)        (3,038)
Proceeds from long-term borrowings, net of issue costs ...................        69,433        156,440
Repayments of long-term debt, inclusive of interest on 10% unsecured
subordinated loan stock due 2008 of $17,634 and $0 .......................      (218,661)       (38,311)
                                                                               ---------      ---------
Net cash provided by (used in) financing activities ......................       (14,808)       115,479
Effect of foreign currency exchange rate changes on cash .................        (5,402)        (2,566)
                                                                               ---------      ---------
Increase (decrease) in cash and cash equivalents .........................        (1,272)           534
Cash and cash equivalents at beginning of period .........................        16,118          9,686
                                                                               ---------      ---------
Cash and cash equivalents at end of period ...............................     $  14,846      $  10,220
                                                                               =========      =========
Supplemental cash flow information:

Interest paid, excluding interest on 10% unsecured subordinated loan stock
due 2008 .................................................................     $   7,678      $   2,259
                                                                               =========      =========
Income tax paid ..........................................................     $   1,001      $     816
                                                                               =========      =========

See accompanying notes to condensed consolidated financial statements.

                          INVERESK RESEARCH GROUP, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      COMMON      PAR                  RETAINED     ACCUMULATED
                                         TOTAL        STOCK      VALUE   ADDITIONAL    EARNINGS        OTHER
                                     SHAREHOLDERS'    $0.01     PAID-IN   PAID-IN    (ACCUMULATED  COMPREHENSIVE
                                        EQUITY      PAR VALUE   CAPITAL   CAPITAL      DEFICIT)    INCOME (LOSS)
                                     -------------  ----------  -------  ----------  ------------  -------------
BALANCE AT DECEMBER 30, 2001.......  $     (7,385)  23,469,088  $   235  $    1,118  $     (5,784) $      (2,954)
Issue of common stock, net of
offering costs of $18,019..........        138,081   2,467,659      124     137,957            --             --
Compensation expense in respect of
stock options and other
equity-based incentive plans.......         52,934                   --      52,934            --             --
Comprehensive income (loss):
    Foreign currency translation

    adjustments....................         (3,402)                  --          --             --        (3,402)
Net income (loss) for period to
September 30, 2002.................        (37,412)                  --          --       (37,412)            --
                                     -------------
Comprehensive (loss)...............        (40,814)
                                     -------------  ----------  -------  ----------  ------------  -------------
BALANCE AT SEPTEMBER 30, 2002        $     142,816  35,936,747  $   359  $  192,009  $    (43,196) $      (6,356)
                                     =============  ==========  =======  ==========  ============  =============
BALANCE AT DECEMBER 31, 2000.......  $         247  15,803,724  $   158  $      807  $       (664) $         (54)
Issue of common stock..............            388   7,665,364       77         311            --             --
Comprehensive income (loss):
    Foreign currency translation

    adjustments....................         (4,595)                  --          --            --         (4,595)
    Cumulative-effect adjustment
    for FAS 133 (net of income
    taxes of $58)..................           (135)                  --          --            --           (135)
    Net income (loss) for period
    to September 30, 2001..........         (5,370)                  --          --        (5,370)            --
                                     -------------
Comprehensive (loss)...............        (10,100)
                                     -------------  ----------  -------  ----------  ------------  -------------
BALANCE AT SEPTEMBER 30, 2001        $      (9,465) 23,469,088  $   235  $    1,118  $     (6,034) $      (4,784)
                                     =============  ==========  =======  ==========  ============  =============

See accompanying notes to condensed consolidated financial statements.

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.    DESCRIPTION OF BUSINESS

Inveresk Research Group, Inc. and its subsidiaries (collectively the "Company") provide drug development services to companies in the pharmaceutical and biotechnology industries. Through the Company's pre-clinical and clinical business segments, it offers a broad range of drug development services, including pre-clinical safety and pharmacology evaluation, laboratory sciences services and clinical development services. The Company is one of a small number of drug development service companies currently providing a comprehensive range of pre-clinical and clinical development services on a worldwide basis. The Company's client base includes major pharmaceutical companies in North America, Europe, and Japan, as well as many biotechnology and specialty pharmaceutical companies.

2.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In accordance with those rules and regulations, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The December 30, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 30, 2001. The results of operations for the 13-week and 39-week periods ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002.

In 2001 the Company's fiscal quarters ended on the last Sunday of each quarter. In 2002 the fiscal quarters end on the last calendar day of each quarter. In 2002 the third quarter contained 13 weeks and ended on September 30, 2002, the second quarter contained 13 weeks and ended on June 30, 2002. The first quarter contained 13 weeks and ended on March 31, 2002. In 2001 the third quarter contained 14 weeks and ended on September 30, 2001, the second quarter contained 13 weeks and ended on June 24, 2001. The first quarter contained 12 weeks and ended on March 25, 2001.

On June 25, 2002 there was a change in ultimate parent company from a company organized in Scotland to a corporation organized in Delaware. This was accomplished through a share exchange transaction in which all the shareholders of Inveresk Research Group Limited (our former ultimate parent company) exchanged their shares for shares of common stock of Inveresk Research Group, Inc. (the current ultimate parent company). With the exception of the incurrence of UK stamp duty charges of $1.545 million, this transaction had no impact on the consolidated assets or liabilities of the Company. The accompanying financial statements have been prepared as if the change of ultimate parent company had taken place prior to the periods presented. Accordingly, the shareholders' equity and earnings per share at the dates and for periods before June 25, 2002 are presented on the basis of the capital structure of Inveresk Research Group, Inc. calculated by multiplying the numbers of shares of Inveresk Research Group Limited outstanding at the dates and for the periods presented by the weighted average exchange ratio used in the share exchange transaction.

                          INVERESK RESEARCH GROUP, INC.

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.    INITIAL PUBLIC OFFERING

The Company completed its initial public offering of 12,000,000 shares of common stock, at a price of $13 per share on July 3, 2002. We used the net proceeds of the offering, together with drawings under our new bank credit facility, to repay all of the outstanding principal and interest under our previously outstanding bank debt and under our 10% unsecured subordinated loan stock due 2008. In connection with that debt repayment, we also recorded an extraordinary charge of $1.581 million net of taxes, attributable to the elimination of deferred financing costs associated with the debt that was repaid. The charge described above was recorded in the period ended September 30, 2002 because the related debt repayment occurred in that quarter. As discussed below in note 8, we recorded additional compensation-related charges in connection with our initial public offering and related change of ultimate parent, which were recorded in the period ended June 30, 2002.

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with FAS 128, "Earnings per Share". FAS 128 requires presentation of both Basic Earnings (Loss) per Share ("Basic EPS") and Diluted Earnings (Loss) per Share ("Diluted EPS"). Basic EPS is based on the weighted average number of common shares outstanding during the year while Diluted EPS also includes the dilutive effect of share options. The number of share options not reflected in Diluted EPS because they were anti-dilutive were nil in respect of the 13 weeks ended September 30, 2002, 2,444,847 in respect of the 39 weeks ended September 30, 2002 and 1,145,480 in respect of the periods ended September 30, 2001. Historical earnings (loss) per share have been computed assuming the historical outstanding shares in Inveresk Research Group Limited were converted to ordinary shares in Inveresk Research Group, Inc. using the conversion ratios applied when the change of ultimate parent company became effective.

INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board ("FASB") issued FAS 141, "Business Combinations", and FAS 142, "Goodwill and Other Intangible Assets". FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

FAS 142 is effective from January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. We continued to amortize goodwill and intangible assets acquired in business combinations completed before July 1, 2001 prior to the effective date of FAS 142.

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


FAS 142 required that we complete a first phase of the impairment review for goodwill and intangible assets with indefinite lives by June 30, 2002. That required review was completed as at January 1, 2002 and annual impairment tests have also been completed during the second quarter of 2002 using balances recorded as at March 31, 2002. These reviews did not result in any changes to the carrying value of goodwill.

FAS 142 required that the net book value of intangible assets relating to the assembled workforce acquired in prior business contributions be transferred to goodwill at the effective date of FAS 142 on January 1, 2002. If FAS 142 had been applied from January 1, 2001 our amortization expense in the calendar year 2001 would have been reduced by approximately $7.91 million. The following table contains a pro forma presentation of our income before extraordinary item, net income (loss) and related per share amounts, calculated as if FAS 142 had been in effect throughout the periods presented.

                                                 13 WEEKS     14 WEEKS    39 WEEKS    39 WEEKS     52 WEEKS
                                                   ENDED        ENDED       ENDED       ENDED        ENDED
                                                 SEPTEMBER    SEPTEMBER   SEPTEMBER   SEPTEMBER    DECEMBER
                                                 30, 2002     30, 2001    30, 2002    30, 2001     30, 2001
                                                 ----------  ----------  -----------  ----------  -----------
Net income (loss) before extraordinary
item .......................................     $    8,920  $      167  $   (35,831) $        2  $     2,378
Net income (loss) ..........................     $    7,339  $      167  $   (37,412) $     (417) $     1,959
Earnings (loss) per share pre
extraordinary item:
    Basic ..................................     $     0.25  $     0.01  $     (1.30) $     0.00  $      0.10
    Diluted ................................     $     0.24  $     0.01  $     (1.30) $     0.00  $      0.10
Earnings (loss) per share post extraordinary
item:

    Basic ..................................     $     0.21  $     0.01  $     (1.35) $    (0.02) $      0.08
    Diluted ................................     $     0.20  $     0.01  $     (1.35) $    (0.02) $      0.08
Weighted average number of  common
shares outstanding:
    Basic ..................................     35,570,449  23,469,088   27,637,956  20,760,275   23,349,278
    Diluted ................................     37,385,219  23,469,088   27,637,956  20,760,275   23,349,278

In accordance with FAS 128 there is no dilution shown in the above table in relation to the share options outstanding in the year ended December 30, 2001. This was because exercise of all the options concerned was conditional upon completion of a listing of the Company's shares on a recognized stock exchange and this condition had not been satisfied by the end of 2001.

OTHER RECENT ACCOUNT PROUNCEMENTS

In June 2001, the FASB issued FAS 143 "Accounting for Asset Retirement Obligations." FAS 143 requires the fair value of a liability for asset retirement obligations to be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset.

FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not have any significant asset retirement obligations and, accordingly, the adoption of FAS 143 is not expected to have any material impact on its results of operations or its financial position.

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


In April 2002, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The principal change reflected in these pronouncements is that gains or losses from extinguishment of debt which are classified as extraordinary items by FAS 4 will no longer be classified as such. The provisions of FAS 145 are effective for fiscal years beginning after May 15, 2002 although early application of the Statement related to the rescission of FAS 4 is encouraged. The Company plans to adopt FAS 145 for its fiscal year ending December 31, 2003. When adopted, prior extraordinary items related to the extinguishment of debt will be reclassified.

In June 2002, the FASB issued FAS 146 "Accounting for costs associated with disposal or exit activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. This statement provides that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, FAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3 until a liability has been incurred and establishes that fair value is the objective for initial measurement of the liability. However, this standard does not apply to costs associated with exit activities involving entities acquired under business combinations or disposal activities covered under FAS 144. The Company does not anticipate that adoption of FAS 146 will have a material impact on its results of operations or its financial position.

5.    SHAREHOLDERS' EQUITY

As described in Note 1, during the quarter ended June 30, 2002, we completed a transaction that created a new ultimate parent company for the Group. All the outstanding shares of Inveresk Research Group Limited (the former ultimate holding company, organized in Scotland) were exchanged for shares of common stock of Inveresk Research Group, Inc. (the current ultimate parent company, organized in Delaware).

The capital structure is presented on the basis described in Note 1 and is as follows:

                                                                                  SEPTEMBER 30,    DECEMBER 30,
                                                                                       2002            2001
                                                                                  -------------    ------------
Preferred stock, $0.01 par value 10,000,000 shares authorized, none
issued .................................................................              $ --            $ --
Common stock, $0.01 par value 150,000,000 shares authorized; issued and outstanding 35,936,747 and 23,469,088 at September 30, 2002 and December
30, 2001 ...............................................................               359             235
                                                                                      ----            ----
                                                                                      $359            $235
                                                                                      ====            ====

The increase of 12,467,659 shares during 2002 resulted from the exercise of employee stock options to acquire 467,659 shares at an average exercise price of $0.21 per share and the sale of 12,000,000 shares in our initial public offering.

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


6.    INTANGIBLE ASSETS

The following table sets forth changes in intangible assets, including changes required upon the effective date of FAS 142 (see Note 3 above).

                                                                                  SEPTEMBER 30,    DECEMBER 30,
                                                                                      2002             2001
                                                                                  -------------    ------------
Goodwill...................................................................       $     145,795    $    115,709
Workforce..................................................................                  --          30,831
                                                                                  -------------    ------------
                                                                                        145,795         146,540
Less accumulated amortization..............................................             (12,552)        (12,023)
                                                                                  -------------    ------------
                                                                                  $     133,243    $    134,517
                                                                                  =============    ============

7.    CREDIT FACILITIES AND DEBT

At September 30, 2002 the $70 million of bank debt drawn under a new bank credit facility is repayable in U.S. dollars and bears interest at the London Inter-Bank Offered Rate ("LIBOR") plus 1.25%. The total amount available to us under this facility is $75 million. The first scheduled principal repayment under the facility is due on June 30, 2004.

8.    STOCK OPTIONS AND OTHER EQUITY-BASED COMPENSATION PLANS

The Company has issued options to employees pursuant to the Inveresk Research Group, Inc. 2002 Stock Option Plan and to non-executive directors pursuant to the Inveresk Research Group, Inc 2002 Non-employee Directors Stock Option Plan. The objectives of these plans include attracting and retaining personnel and promoting the success of the Company by providing employees and non-executive directors with the opportunity to acquire shares.

All options issued prior to June 27, 2002 were issued by Inveresk Research Group Limited. Those options subsequently were exchanged for stock options issued by Inveresk Research Group, Inc. under its 2002 Stock Option Plan. The replacement options had exercise prices, exercise periods and other terms substantially the same as those that were replaced. The data with respect to stock options set forth below gives effect to the issuance of the replacement options as if they had been issued at the same time as the options they replaced.

Options in respect of 1,353,947 shares became fully vested (immediately exercisable in full) upon completion of the Company's initial public offering and such options will expire 10 years after the original date of grant. Options to acquire 35,000 shares at $13 per share were granted on June 27, 2002 and options to acquire 1,055,900 shares at $10.60 per share were granted on July 27, 2002. These options granted following our initial public offering will vest in equal annual installments over the three years following the date of grant.

                                       SHARES OF
                                     COMMON STOCK     WEIGHTED
                                     ISSUABLE UPON     AVERAGE
                                       EXERCISE     EXERCISE PRICE
                                     -------------  --------------
Outstanding at December 30, 2001       1,148,532      $   0.22
Granted .........................      1,798,941      $   6.77
Forfeited .......................        (34,967)     $   9.44
Exercised .......................       (467,659)     $   0.21
                                      ----------      --------
Outstanding at September 30, 2002      2,444,847      $   4.90
                                      ==========      ========

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table summarizes the exercise prices of the options outstanding at September 30, 2002:

 SHARES OF
COMMON STOCK
ISSUABLE UPON
  EXERCISE                EXERCISE PRICE
  --------                --------------
    329,891               $0.03 per share
    134,992               $0.05 per share
    133,000               $0.19 per share
    756,064               $0.40 per share
  1,055,900               $10.60 per share
     35,000               $13.00 per share
  ---------
  2,444,847
  =========

The weighted average exercise price of our outstanding stock options was $4.90 per share at September 30, 2002 and $0.22 at December 30, 2001.

In the quarter ended March 31, 2002, the terms of the options held by one individual were amended to enable him to exercise his options prior to the completion of our initial public offering. Compensation expense was recorded in respect of those options in the quarter ended March 31, 2002, reducing income from operations by $4.545 million and net income by $4.490 million.

In the quarter ended June 30, 2002, compensation expense of $19.383 million was recorded in respect of the outstanding share options that vested in accordance with their terms. We recorded an additional compensation expense of $29.092 million in connection with our initial public offering, when the percentage equity interest held by certain members of our management team increased in accordance with the terms governing the original issuance of shares of those individuals.

9.    INCOME TAXES

The Company's consolidated effective tax rate differed from the federal statutory rate as set forth below:

                                                                              13           14             39             39
                                                                            WEEKS          WEEKS          WEEKS          WEEKS
                                                                            ENDED          ENDED          ENDED          ENDED
                                                                         SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 24,
                                                                             2002           2001           2002           2001
                                                                             ----           ----           ----           ----
Federal statutory rate ................................................    $  3,776      $   (467)       $(10,806)      $ (1,230)
Non deductible compensation expense on exercise of share options and
other management equity incentives ....................................          --            --          15,906             --
UK and Canadian Research and Development tax credits ..................      (1,578)         (711)         (3,803)        (1,295)
Amortization of goodwill ..............................................          --           275              --            888
Difference between foreign income taxed at US Federal Statutory rates
and foreign income tax expense ........................................         (27)          354           3,119            585
Increase in federal valuation allowance ...............................          65           296             187            904
Increase (reduction) in valuation allowance against losses of foreign
subsidiaries ..........................................................        (449)          758             367          1,146
Other .................................................................          82           121             (12)           438
                                                                           --------      --------        --------       --------
                                                                           $  1,869      $    626        $  4,958       $  1,436
                                                                           ========      ========        ========       ========

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


10.   SEGMENT REPORTING

The Company is a full-service drug development services group serving the pharmaceutical, biotechnology and medical device industries. Our drug development services comprise two operating segments - pre-clinical and clinical. Pre-clinical services include pre-clinical safety and pharmacology evaluation as well as laboratory sciences services. Pre-clinical services are performed in Tranent, Scotland and Montreal, Quebec, Canada. Clinical services consist of designing, monitoring, and managing trials of new pharmaceutical and biotechnology products on humans, and providing clinical data management, biostatistical, product registration, and pharmacovigilance services. Clinical service activities and revenues are performed and earned primarily in the United States and Europe. The Company's European clinical operations are performed in Maidenhead, England and Edinburgh, Scotland with its primary satellite offices in Brussels, Belgium and Glasgow, Scotland. The operating results of the Company in the individual European countries apart from the United Kingdom are not material.

Financial data by segment are as follows:

                                                                           PRE-CLINICAL     CLINICAL          TOTAL
                                                                           ------------     --------          -----
13 WEEKS ENDED SEPTEMBER 30, 2002
Net service revenue from external customers .............................    $  35,236      $  20,687       $  55,923
Inter segment revenues ..................................................          730            949           1,679
Depreciation ............................................................        2,101            588           2,689
Segment income from operations ..........................................       10,839          2,786          13,625
Expenditures for long-lived assets in 13 weeks ended September 30, 2002 .        2,911            415           3,326

14 WEEKS ENDED SEPTEMBER 30, 2001
Net service revenues from external customers ............................    $  27,998      $  18,849       $  46,847
Inter segment revenues ..................................................        1,653            183           1,836
Depreciation and amortization ...........................................        2,924          1,798           4,722
Segment income (loss) from operations ...................................        5,910            403           6,313
Expenditures for long-lived assets in 14 weeks ended September 30, 2001 .        4,860            125           4,985

                                                                           PRE-CLINICAL     CLINICAL          TOTAL
                                                                           ------------     --------          -----
39 WEEKS ENDED SEPTEMBER 30, 2002
Net service revenues from external customers ............................    $ 106,082      $  58,553       $ 164,635
Inter segment revenues ..................................................        1,730          2,599           4,329
Depreciation ............................................................        5,759          1,751           7,510
Segment income from operations ..........................................       32,577          5,937          38,514
Segment assets at September 30, 2002 ....................................      277,836        178,057         455,893
Long-lived assets at September 30, 2002 .................................      148,288         87,191         235,479
Expenditures for long-lived assets in 39 weeks ended September 30, 2002 .       15,528            611          16,139

39 WEEKS ENDED SEPTEMBER 30, 2001
Net service revenues from external customers ............................    $  66,583      $  42,444       $ 109,027
Inter segment revenues ..................................................        4,213            858           5,071
Depreciation and amortization ...........................................        7,320          3,916          11,236
Segment income (loss) from operations ...................................       11,755           (169)         11,586
Segment assets at December 30, 2001 .....................................      239,360        159,252         398,612
Long-lived assets at December 30, 2001 ..................................      137,634         84,805         222,439
Expenditures for long-lived assets in 39 weeks ended September 30, 2001 .        6,918            377           7,295

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



The following table summarizes net service revenues and long-lived assets by geographic area.

                                                     USA         CANADA        EUROPE         TOTAL
                                                     ---         ------        ------         -----
13 WEEKS ENDED SEPTEMBER 30, 2002
Net service revenue from external customers       $  9,203      $ 20,750      $ 25,970      $ 55,923

14 WEEKS ENDED SEPTEMBER 30, 2001
Net service revenues from external customers      $  8,326      $ 16,452      $ 22,069      $ 46,847

                                                     USA         CANADA        EUROPE         TOTAL
                                                     ---         ------        ------         -----
39 WEEKS ENDED SEPTEMBER 30, 2002
Net service revenue from external customers       $ 25,502      $ 64,274      $ 74,859      $164,635
Long-lived assets at September 30, 2002             36,371        70,517       128,591       235,479

39 WEEKS ENDED SEPTEMBER 30, 2001
Net service revenues from external customers      $ 16,235      $ 32,260      $ 60,532      $109,027
Long-lived assets at December 30, 2001              36,956        65,053       120,430       222,439

The Company's operations in Europe comprise operations in a number of countries that are co-ordinated from the United Kingdom. No European country is significant in terms of revenues generated or assets held apart from the United Kingdom.

The following table reconciles the above totals for net service revenues, segment income (loss), segment assets and long-lived assets to the appropriate figures in the financial statements.

                                                                              13           14             39             39
                                                                            WEEKS          WEEKS          WEEKS          WEEKS
                                                                            ENDED          ENDED          ENDED          ENDED
                                                                         SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 24,
                                                                             2002           2001           2002           2001
                                                                             ----           ----           ----           ----
Net service revenue per above segment analysis.........................     $57,602        $48,683       $168,964        $114,098
Less elimination of inter segment revenues.............................      (1,679)        (1,836)        (4,329)         (5,071)
                                                                            -------        -------       --------        --------
Net service revenue per financial statements...........................     $55,923        $46,847       $164,635        $109,027
                                                                            =======        =======       ========        ========

Segment income per above segment analysis..............................     $13,625        $ 6,313       $ 38,514        $ 11,586
Corporate overhead, including compensation charges and stamp duty......      (1,930)        (1,208)       (59,464)         (2,934)
                                                                            -------        -------       --------        --------
Income (loss) from operations per financial statements.................     $11,695        $ 5,105       $(20,950)       $  8,652
                                                                            =======        =======       ========        ========

Segment assets per above segment analysis..............................                                  $455,893        $398,612
Elimination of inter segment balances..................................                                  (136,155)        (96,786)
                                                                                                         --------        --------
Assets per financial statements........................................                                  $319,738        $301,826
                                                                                                         ========        ========

Long lived assets per above segment analysis...........................                                  $235,479        $222,439
Deferred debt issue costs not allocated to segments....................                                       532           1,952
                                                                                                         --------        --------
                                                                                                         $236,011        $224,391
                                                                                                         ========        ========

No clients accounted for more than 7.5% of the Company's consolidated net revenue for any of the periods covered by these financial statements.

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



11.   CONTINGENCIES

From time to time we are subject to claims, suits and administrative proceedings arising in the ordinary course of business. We do not expect that any of the claims, suits or proceedings of which we have been notified will have a material adverse effect upon our operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the corresponding section of our final prospectus dated June 27, 2002 filed with the Securities and Exchange Commission in connection with out initial public offering.

The information set forth and discussed below for the 13-week and 39-week periods ended September 30, 2002 and the 14-week and 39-week periods ended September 30, 2001 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. The Company's results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

In 2001 our financial reporting periods ended on the last Sunday in the quarter. In 2002 our financial reporting periods end on the last calendar day of each quarter. The financial overview that follows compares the results of operations for the 13-week and 39-week periods ended September 30, 2002, with the results for the 14-week and 39-week periods ended September 30, 2001. On April 5, 2001 we completed the acquisition of ClinTrials Research Inc ("ClinTrials"). Thus the analysis which follows compares the results of the Company for the first nine months of 2002, which include the results of the acquired ClinTrials businesses, with the equivalent period in 2001, which excludes the results of the ClinTrials businesses for the period prior to its acquisition.

OVERVIEW

Effective June 25, 2002, we changed our ultimate parent company from a company organized in Scotland to a corporation organized in Delaware.

We completed our initial public offering of 12,000,000 shares of common stock, at a price of $13 per share, in the third quarter of 2002. The net proceeds from the offering, together with drawings under our new bank credit facility and existing cash resources, have been used to repay all of the outstanding principal and interest at June 30, 2002 under our former bank facility and our 10% unsecured subordinated loan stock due 2008.

We were highly leveraged from the time of our management buyout in 1999 through to the time of the completion of our initial public offering on July 3, 2002. We also incurred significant additional debt in connection with our acquisition of ClinTrials in 2001. Our interest expense has therefore been high in relation to our income before taxes. We believe that because of the size of our interest expense during the period preceding the completion of our initial public offering, our income from operations (i.e. before interest income and interest expenses) is a better measure of the past performance of our businesses than income (or loss) before income taxes.

We operate in two segments for financial reporting purposes: pre-clinical and clinical. The following table shows a summary of our financial performance for the 13-week and 39-week periods ended September 30, 2002 compared to the equivalent periods in 2001.

                                                                              13           14             39             39
                                                                            WEEKS          WEEKS          WEEKS          WEEKS
                                                                            ENDED          ENDED          ENDED          ENDED
                                                                         SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 24,
                                                                             2002           2001           2002           2001
                                                                             ----           ----           ----           ----
NET SERVICE REVENUE:
Pre-clinical .........................................................    $  35,236      $  27,998      $ 106,082      $  66,583
Clinical .............................................................       20,687         18,849         58,553         42,444
                                                                          ---------      ---------      ---------      ---------
 .....................................................................       55,923         46,847        164,635        109,027
                                                                          ---------      ---------      ---------      ---------
DIRECT COSTS:

Pre-clinical .........................................................      (15,906)       (13,148)       (47,327)       (32,140)
Clinical .............................................................      (11,874)       (11,141)       (34,650)       (27,362)
                                                                          ---------      ---------      ---------      ---------
 .....................................................................      (27,780)       (24,289)       (81,977)       (59,502)
                                                                          ---------      ---------      ---------      ---------
     GROSS PROFIT:
     Pre-clinical ....................................................       19,330         14,850         58,755         34,443
     Clinical ........................................................        8,813          7,708         23,903         15,082
                                                                          ---------      ---------      ---------      ---------
                                                                             28,143         22,558         82,658         49,525
                                                                          ---------      ---------      ---------      ---------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Pre-clinical .........................................................       (6,390)        (6,016)       (20,419)       (15,368)
Clinical .............................................................       (5,439)        (5,507)       (16,215)       (11,335)
Corporate overhead ...................................................       (1,930)        (1,208)        (4,899)        (2,934)
Non-recurring compensation expense in respect of share
options and management equity incentives .............................           --             --        (53,020)            --
UK stamp duty arising on change of ultimate parent company ...........           --             --         (1,545)            --
                                                                          ---------      ---------      ---------      ---------
                                                                            (13,759)       (12,731)       (96,098)       (29,637)
                                                                          ---------      ---------      ---------      ---------
DEPRECIATION:
Pre-clinical .........................................................       (2,101)        (1,674)        (5,759)        (4,264)
Clinical .............................................................         (588)          (670)        (1,751)        (1,439)
                                                                          ---------      ---------      ---------      ---------
                                                                             (2,689)        (2,344)        (7,510)        (5,703)
                                                                          ---------      ---------      ---------      ---------
AMORTIZATION OF GOODWILL AND INTANGIBLES:
Pre-clinical .........................................................           --         (1,250)            --         (3,056)
Clinical .............................................................           --         (1,128)            --         (2,477)
                                                                          ---------      ---------      ---------      ---------
                                                                                 --         (2,378)            --         (5,533)
                                                                          ---------      ---------      ---------      ---------
     INCOME (LOSS) FROM OPERATIONS:
     Pre-clinical ....................................................       10,839          5,910         32,577         11,755
     Clinical ........................................................        2,786            403          5,937           (169)
     Corporate overhead including compensation expense
     and UK stamp duty ...............................................       (1,930)        (1,208)       (59,464)        (2,934)
                                                                          ---------      ---------      ---------      ---------
                                                                             11,695          5,105        (20,950)         8,652
Interest expense, net ................................................         (906)        (6,440)        (9,923)       (12,167)
                                                                          ---------      ---------      ---------      ---------
     INCOME (LOSS) BEFORE INCOME TAXES ...............................       10,789         (1,335)       (30,813)        (3,515)
Provision for income taxes ...........................................       (1,869)          (626)        (4,958)        (1,436)
                                                                          ---------      ---------      ---------      ---------
     NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .....................        8,920         (1,961)       (35,831)        (4,951)
Extraordinary item ...................................................       (1,581)            --         (1,581)          (419)
                                                                          ---------      ---------      ---------      ---------
Net income (loss) ....................................................    $   7,339      $  (1,961)     $ (37,412)     $  (5,370)
                                                                          =========      =========      =========      =========

The following table summarizes the above results of operations as a percentage of net service revenue:

                                                                              13           14             39             39
                                                                            WEEKS          WEEKS          WEEKS          WEEKS
                                                                            ENDED          ENDED          ENDED          ENDED
                                                                         SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 24,
                                                                             2002           2001           2002           2001
                                                                             ----           ----           ----           ----
NET SERVICE REVENUE:
Pre-clinical.........................................................       100.0%          100.0%         100.0%         100.0%
Clinical.............................................................       100.0%          100.0%         100.0%         100.0%
TOTAL................................................................       100.0%          100.0%         100.0%         100.0%

DIRECT COSTS:
Pre-clinical.........................................................        45.1%           47.0%          44.6%          48.3%
Clinical.............................................................        57.4%           59.1%          59.2%          64.5%
TOTAL................................................................        49.7%           51.8%          49.8%          54.6%

     GROSS PROFIT:
     Pre-clinical....................................................        54.9%           53.0%          55.4%          51.7%
     Clinical........................................................        42.6%           40.9%          40.8%          35.5%
     TOTAL...........................................................        50.3%           48.2%          50.2%          45.4%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Pre-clinical.........................................................        18.1%           21.5%          19.2%          23.1%
Clinical.............................................................        26.3%           29.2%          27.7%          26.7%
TOTAL................................................................        24.6%           27.2%          58.3%          27.2%

DEPRECIATION:
Pre-clinical.........................................................         6.0%            6.0%           5.4%           6.4%
Clinical.............................................................         2.8%            3.6%           3.0%           3.4%
TOTAL................................................................         4.8%            5.0%           4.6%           5.2%

AMORTIZATION OF GOODWILL AND INTANGIBLES:
Pre-clinical.........................................................         0.0%            4.5%           0.0%           4.6%
Clinical.............................................................         0.0%            6.0%           0.0%           5.8%
TOTAL................................................................         0.0%            5.1%           0.0%           5.1%

     INCOME (LOSS) FROM OPERATIONS:
     Pre-clinical....................................................        30.8%           21.1%          30.7%          17.7%
     Clinical........................................................        13.5%            2.1%          10.1%          (0.4)%
     TOTAL...........................................................        20.9%           10.9%         (12.7)%          7.9%

Interest expense, net................................................         1.6%           13.7%           6.0%          11.2%

     INCOME (LOSS) BEFORE INCOME TAXES...............................        19.3%           (2.8)%        (18.8)%         (3.2)%

The statements of operations for the 13-week and 39-week periods ended September 30, 2002 do not include any expenses in respect of the amortization of goodwill and intangibles. This is because FAS 142, which became effective on January 1, 2002, altered the treatment of goodwill such that it is no longer subject to amortization through the statement of operations. Instead, goodwill is subject to impairment testing on at least an annual basis. Further information about FAS 142 and the effect of its implementation on intangible assets is provided in
Note 4 - Summary of Significant Accounting Policies in the accompanying Condensed Consolidated Financial Statements.

EARNINGS CHARGES IN RESPECT OF THE CHANGE IN ULTIMATE PARENT COMPANY AND IN RESPECT OF EQUITY-BASED COMPENSATION

The transactions through which we changed our ultimate parent company, and certain equity-based compensation (including stock options) which had been awarded to our directors, officers and employees before our initial public offering, had several effects that required us to take charges against earnings in the second quarter of 2002. These charges comprised:

(i) Stamp Duty. As a result of the change in our ultimate parent company we were required to pay stamp duty to the U.K. Inland Revenue. The aggregate amount of the stamp duty paid by the Company in connection with this transaction was $1.545 million. This amount was fully expensed in the quarter ended June 30, 2002.

(ii) A One-time Compensation Charge in Respect of a Change in the Relative Equity Ownership of Certain Members of Management. Under the terms of a management incentive scheme originally put in place at the time of our leveraged buy-out in 1999, management's percentage ownership of the Company's common stock increased as a consequence of the change in our ultimate parent company. We were required under applicable accounting rules to record a one-time compensation expense, or charge, equal to the increase in value of the equity ownership position of management resulting from the increase in their percentage ownership of the Company. This one-time compensation expense amounted to $29.092 million.

(iii) A One-Time Compensation Charge in Respect of Certain Outstanding Employee Stock Options. Due to certain features of the stock options granted by the Company prior to the initial public offering, we were required to record a one-time compensation expense in connection with the offering of $19.383 million. In addition, we recorded a further charge of $4.545 million for compensation expense on the amendment and exercise of share options in the first quarter of 2002.

EXCHANGE RATE FLUCTUATIONS

Our condensed consolidated financial statements are prepared in U.S. dollars. Our principal businesses are based in the United States, United Kingdom and Canada. Our United Kingdom and Canadian operations record their transactions in local currencies. Accordingly, fluctuations in the pound sterling and Canadian dollar exchange rates will impact the results of operations reported in U.S. dollars.

The results of our non-U.S. operations have been translated from pounds sterling and Canadian dollars using the following average exchange rates:

                                                   U.S. DOLLARS PER      U.S. DOLLARS PER
                                                    POUND STERLING        CANADIAN DOLLAR
                                                    --------------        ---------------
14 weeks ended September 30, 2001...............         1.4389                0.6474
13 weeks ended September 30, 2002...............         1.5461                0.6401
39 weeks ended September 30, 2001...............         1.4395                0.6502
39 weeks ended September 30, 2002...............         1.4804                0.6372
                                                         ------                ------

The following table sets forth the percentage of our net service revenue arising in the United Kingdom and Canada:

                                                   UNITED KINGDOM        CANADA
                                                   --------------        ------
14 weeks ended September 30, 2001............            47%               35%
13 weeks ended September 30, 2002............            46%               37%
39 weeks ended September 30, 2001............            56%               30%
39 weeks ended September 30, 2002............            45%               39%
                                                         --                --

Our Canadian business invoices a significant proportion of its revenues in U.S. dollars, although its costs are largely in Canadian dollars. This can result in transaction exchange gains or losses that are reflected in its statement of operations. The foreign currency gains or losses recognized in the statement of operations and included in "Selling, general and administrative expenses" was a gain of $560,000 and a loss of $160,000 for the 13-week and 39-week periods ended September 30, 2002 and a gain of $340,000 and $484,000 for the 14-week and 39-week periods ended September 30, 2001.

RESULTS OF OPERATIONS

THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

NET SERVICE REVENUE. Net service revenue in the third quarter of 2002 was $55.9 million, an increase of $9.1 million or 19% over third quarter 2001 net service revenue of $46.8 million.

Pre-clinical. Net service revenue in the third quarter of 2002 was $35.2 million, an increase of $7.2 million or 26% over revenues of $28.0 million in the third quarter of 2001. Assuming constant dollar exchange rates, net service revenues in the pre-clinical segment increased by 23% in the third quarter of 2002 compared to 2001. Our pre-clinical operations continued to experience strong demand for its services during the third quarter, both for its safety evaluation services and its laboratory sciences services. Utilization rates within pre-clinical remained high, permitting the continued shift in this segment's revenue mix towards higher value-added safety and pharmacology evaluation services. Our laboratory sciences operations also continued to experience growing demand for its service, particularly with regard to business sourced internally in connection with the provision of higher value-added safety evaluation services.

Clinical. Net service revenue in the third quarter of 2002 was $20.7 million, an increase of $1.8 million or 10% over revenues of $18.8 million in the third quarter of 2001. Assuming constant dollar exchange rates, net service revenues in the clinical segment increased by 6% in the third quarter of 2002 compared to 2001. The Phase II-IV business experienced a 4% increase in revenues, generally reflecting higher activity levels in those operations. Our Phase I clinic experienced 3% growth in revenues.

DIRECT COSTS. In the third quarter of 2002 direct costs totalled $27.8 million, an increase of $3.5 million, or 14%, from $24.3 million in the third quarter of 2001. Direct costs were 50% of net service revenue in the third quarter of 2002 compared to 52% in the third quarter of 2001.

Pre-clinical. Direct costs in the third quarter of 2002 were $15.9 million, an increase of $2.8 million, or 21%, over costs of $13.1 million in the third quarter of 2001. In the third quarter of 2002, direct costs were 45% of net service revenue, compared to 47% in the third quarter of 2001. Improved gross margins in the pre-clinical segment reflect the continued high utilization rates being achieved and the shift in business mix towards higher value-added toxicology and laboratory sciences services.

Clinical. Direct costs in the third quarter of 2002 were $11.9 million, an increase of $0.7 million, or 7% over costs of $11.1 million in the third quarter of 2001. In the third quarter of 2002 direct costs were 57% of net service revenues compared to 59% in the third quarter of 2001 reflecting the continued focus of the clinical segment on improved contract pricing and cost control, particularly in the former ClinTrials businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the third quarter of 2002 selling, general and administrative expenses totalled $13.8 million, an increase of $1.0 million, or 8%, from $12.7 million in the third quarter of 2001. Selling, general and administrative expenses represented 25% of net service revenue in the third quarter of 2002, compared with 27% in the third quarter of 2001.

Pre-clinical. Selling, general and administrative costs in the third quarter of 2002 were $6.4 million, an increase of $0.4 million or 6%, from $6.0 million in the third quarter of 2001. Selling, general and administrative costs were 18% of net service revenue in the third quarter of 2002, compared to 21% in the third quarter of 2001. This reflects the continued emphasis by pre-clinical on cost control and improved business processes at a time when revenue throughput has increased. Selling, general and administrative costs were also reduced in the third quarter of 2002 as a consequence of transaction exchange gains during the period totalling $0.5 million compared to exchange gains of $0.3 million in the third quarter of 2001.

Clinical. Selling, general and administrative costs in the third quarter of 2002 were $5.4 million, a reduction of $0.1 million or 1% from $5.5 million in the third quarter of 2001. Selling, general and administrative costs were 26% of net service revenue in the third quarter of 2002 compared to 29% in the third quarter of 2001.

Corporate overhead. Corporate overhead amounted to $1.9 million, an increase of $0.7 million, or 60%, over the third quarter of 2001. The increase is due primarily to additional costs associated with becoming a publicly listed company.

AMORTIZATION OF INTANGIBLE ASSETS. Following the adoption of FAS 142 with effect from January 1, 2002, there is no amortization of goodwill and intangibles in the third quarter of 2002. The impact of the adoption of FAS 142 on the prior year comparative figures is shown in the intangible assets section of Note 4 - Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements. Amortization of intangible assets in the third quarter of 2001, which was calculated based upon the Company's accounting policies prior to the adoption of FAS 142 amounted to $2.4 million.

INCOME FROM OPERATIONS. In the third quarter of 2002 income from operations amounted to $11.7 million, or 21% of net service revenue. Income from operations in the third quarter of 2001 amounted to $7.5 million, or 16% of net service revenue, after excluding amortization expense of $2.4 million.

Pre-clinical. Income from operations increased to $10.8 million in the third quarter of 2002 compared to $5.9 million in the third quarter of 2001 for the reasons set forth above.

Clinical. Income from operations was $2.8 million in the third quarter of 2002 compared to $0.4 million in the third quarter of 2001 for the reasons set forth above.

INTEREST EXPENSE. Interest expense in the third quarter of 2002 was $0.9 million, a reduction of $5.5 million or 86% from $6.4 million in the third quarter of 2001. In the third quarter of 2002 the interest expense included $0.6 million of net interest and amortization of deferred debt costs on our new bank facilities and cash resources. $0.3 million of interest expense related to: (i) interest on our 10% unsecured subordinated loan stock due 2008 and our pre-IPO bank debt facilities repaid out of the proceeds of our IPO and from our new bank facilities; and (ii) the cost of terminating interest rate hedge agreements related to our pre-IPO bank debt facilities. The interest expense of $6.4 million in the third quarter of 2001 reflected the capital structure of the Group prior to our initial public offering.

PROVISION FOR INCOME TAXES. Provision for income taxes was $1.9 million or 18% of income before taxes in the third quarter of 2002. UK and Canadian Federal research and development tax credits amounted to $1.6 million or 15% of income before taxes. In the third quarter of 2001, the tax charge was $0.6 million on losses before income taxes of $1.3 million.

EXTRAORDINARY ITEM. The extraordinary item of $1.6 million in the third quarter of 2002 relates to the write off of deferred debt issue costs on our 10% unsecured subordinated loan stock due 2008 and bank debt facilities repaid following our initial public offering. This amount is net of tax of $0.4 million.

FIRST NINE MONTHS OF 2002 COMPARED TO FIRST NINE MONTHS OF 2001

NET SERVICE REVENUE. Net service revenue in the first nine months of 2002 was $164.6 million, an increase of $55.6 million or 51% over first nine months of 2001 net service revenue of $109.0 million.

Pre-clinical. Net service revenue in the first nine months of 2002 was $106.1 million, an increase of $39.5 million or 59% over revenues of $66.6 million in the first nine months of 2001. The acquisition of the Canadian pre-clinical operations of ClinTrials in April 2001 contributed $64.3 million to net service revenue in the first nine months of 2002 compared to $32.3 million in the first nine months of 2001 when only the post acquisition results were included. Net service revenue for the original Inveresk pre-clinical operations increased by $7.5 million or 22%. Assuming constant dollar exchange rates, net service revenue in the original Inveresk pre-clinical operations increased by 18%. Our pre-clinical operations experienced strong demand for its services during the first three quarters of 2002, both for its safety evaluation services and its laboratory sciences services. Utilization rates within pre-clinical remained high, permitting the continued shift in this segment's revenue mix towards higher value-added safety and pharmacology evaluation services. Our laboratory sciences operations also experienced growing demand for its services, particularly with regard to business sourced internally in connection with the provision of higher value-added safety evaluation services.

Clinical. Net service revenue in the first nine months of 2002 was $58.6 million, an increase of $16.1 million or 38% over revenues of $42.4 million in the first nine months of 2001. The acquisition of ClinTrials in April 2001 contributed $41.1 million to net service revenue in the first nine months of 2002, compared to $27.1 million in the first nine months of 2001 when only the post acquisition results were included. Net service revenue for the original Inveresk clinical development operations increased by $2.2 million, or 14%. Assuming constant dollar exchange rates, net service revenue in the original Inveresk clinical development operations increased by 11%. Net service revenue from the acquired ClinTrials clinical trials operations increased by $4.9 million, or 14% over revenues for the first nine months of 2001 when such operations were under their previous ownership for the period prior to April 5, 2001. However, this growth in the ClinTrials clinical trials operations is due, in substantial part, to poor results in the European clinical business in the first quarter of 2001, prior to its acquisition by Inveresk.

DIRECT COSTS. In the first nine months of 2002 direct costs totalled $82.0 million, an increase of $22.5 million, or 38%, from $59.5 million in the first nine months of 2001. Direct costs were 50% of net service revenue in the first nine months of 2002 compared to 55% in the first nine months of 2001.

Pre-clinical. Direct costs in the first nine months of 2002 were $47.3 million, an increase of $15.2 million, or 47%, over costs of $32.1 million in the first nine months of 2001. This increase is largely attributable to the effects of the ClinTrials acquisition in April 2001. In the first nine months of 2002, direct costs were 45% of pre-clinical net service revenue, compared to 48% in the first nine months of 2001. Improved gross margins in the pre-clinical segment reflect the high utilization rates being achieved and the shift in business mix towards higher value-added toxicology and laboratory sciences services. Receipt of a $0.5 million cancellation fee in the first quarter of 2002 also had a positive impact on operating margins in the first nine months of 2002.

Clinical. Direct costs in the first nine months of 2002 were $34.7 million, an increase of $7.3 million, or 27% over costs of $27.4 million in the first nine months of 2001. This increase is largely attributable to the effects of the ClinTrials acquisition in April 2001. In the first nine months of 2002 direct costs were 59% of clinical net service revenues compared to 64% in the first nine months of 2001 reflecting the continued focus of the clinical segment on improved contract pricing and cost control, particularly in the former ClinTrials businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the first nine months of 2002 selling, general and administrative expenses totalled $96.1 million, an increase of $68.5 million, or 231%, from $29.6 million in the first nine months of 2001. Results for the first nine months of 2002 figures include a non-recurring charge for compensation expense in respect of employee share options and management equity incentives amounting to $53 million, as well as a $1.5 million charge for stamp duty taxes on the change of ultimate parent company. Before taking account of these non-recurring charges, selling, general and administrative expenses represented 25% of net service revenues in the first nine months of 2002, compared with 27% in the first nine months of 2001.

Pre-clinical. Selling, general and administrative costs in the first nine months of 2002 were $20.4 million, an increase of $5.1 million or 33%, from $15.4 million in the first nine months of 2001. This increase is largely attributable to the effects of the ClinTrials acquisition in April 2001. Selling, general and administrative costs were 19% of net service revenues in the first nine months of 2002, compared to 23% in the first nine months of 2001. This reflects the continued emphasis by pre-clinical on cost control and improved business processes at a time when revenue throughput has increased significantly. Selling, general and administrative costs were also increased in the first nine months of 2002 as a consequence of transaction exchange losses during the period totalling $0.2 million. In the first three quarters of 2001 selling general and administrative costs included exchange gains of $1.1 million.

Clinical. Selling, general and administrative costs in the first nine months of 2002 were $16.2 million, an increase of $4.9 million or 43%, from $11.3 million in the first nine months of 2001. This increase is largely attributable to the effects of the ClinTrials acquisition in April 2001. Selling, general and administrative costs were 28% of net revenue in the first nine months of 2002 compared to 27% in the first nine months of 2001 reflecting the higher cost base in the original ClinTrials business. The selling, general and administrative expenses in the original Inveresk clinical operations were marginally lower as a percentage of net service revenue in the first nine months of 2002 compared with the corresponding period in 2001.

Corporate overhead. Corporate overhead in the first nine months of 2002 included a non-recurring charge for compensation expense in respect of share options amounting to $23.9 million, a non-recurring charge amounting to $29.1 million in respect of management equity incentives and a non-recurring charge of $1.5 million relating to stamp duty taxes payable on the change of ultimate parent company immediately prior to our initial public offering. Excluding these non-recurring charges, other corporate overheads amounted to $4.9 million in the first nine months of 2002, an increase of $1.9 million, or 67%, over the corresponding period in 2001. This increase is partially attributable to the effects of the ClinTrials acquisition in April 2001 and also reflects the additional costs associated with becoming a publicly listed company.

AMORTIZATION OF INTANGIBLE ASSETS. Following the adoption of FAS 142 with effect from January 1, 2001, there is no amortization of goodwill and intangibles in the first nine months of 2002. The impact of the adoption of FAS 142 on the prior year comparative figures is shown in the Intangible Assets section of Note 4 - Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements. Amortization of intangible assets in the first nine months of 2001, which was calculated based upon the Company's accounting policies prior to the adoption of FAS 142 amounted to $5.5 million.

INCOME FROM OPERATIONS. In the first nine months of 2002, loss from operations amounted $21.0 million after deducting non-recurring compensation expense and stamp duty of $54.6 million. Income from operations in the first nine months of 2001 amounted to $14.2 million, or 13% of net service revenue, after excluding amortization expense of $5.5 million.

Pre-clinical. Income from operations increased to $32.6 million in the first nine months of 2002 compared to $11.8 million in the first nine months of 2001 for the reasons set forth above.

Clinical. Income from operations was $5.9 million in the first nine months of 2002 compared to a loss of $0.2 million for the first nine months of 2001 for the reasons set forth above.

INTEREST EXPENSE. Interest expense in the first nine months of 2002 was $9.9 million, a reduction of $2.2 million or 18% from $12.2 million in the first nine months of 2001. This reflected a reduction in the third quarter of 2002 of $5.5 million compared to the third quarter of 2001 due mainly to reductions in our level of borrowings following our initial public offering in July 2002. Offsetting this were increased interest costs of $3.3 million in the first half of 2002 compared to the first half of 2001 due mainly to the increased borrowings following the ClinTrials acquisition in April 2001.

PROVISION FOR INCOME TAXES. Provision for income tax in the first nine months of 2002 was $5.0 million or 21% of income before taxes adjusted for the non-recurring compensation expenses and stamp duty taxes on which no tax deduction is recognized. UK and Canadian Federal research and development tax credits amounted to $3.8 million or 16% of income before taxes adjusted as described previously. In 2001 the tax charge was $1.4 million on losses before income taxes of $3.5 million.

EXTRAORDINARY ITEM. The extraordinary item reflected in our statement of operations for the period ended September 30, 2002 represents the write off of deferred issue costs on our 10% unsecured subordinated loan stock due 2008 and pre-IPO bank debt facilities repaid following our initial public offering. The amount shown is net of a tax benefit of $0.4 million. The extraordinary item reflected in our statement of operations for the period ended September 30, 2001 was the write off of deferred debt issue costs on bank facilities cancelled and replaced at the time of the ClinTrials acquisition in April 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totalled $14.8 million at September 30, 2002 compared with $16.1 million at December 30, 2001. Our principal sources of liquidity are cash flow from operations and borrowings under our credit facilities.

The Company completed an initial public offering of 12,000,000 shares of its common stock at a price of $13 per share on July 3, 2002. The net proceeds of the offering, together with drawings under our new bank facilities and existing cash resources, were used in July 2002 to repay all of the outstanding principal and interest under the existing bank facilities and all the principal and interest, net of withholding taxes, on our 10% unsecured subordinated loan stock due 2008. The withholding taxes relating to interest on our 10% unsecured subordinated loan stock due 2008 amounted to $3.8 million was paid in October 2002.

The total amount available under our new bank facilities is $75 million. Our new bank facilities comprise a U.S. dollar denominated term loan facility of $50 million repayable over a five year period commencing in June 2004 and ending in June 2007, and a $25 million multi-currency revolving credit facility repayable on or before June 2005. These facilities bear interest at London Inter-Bank Offered Rate ("LIBOR") plus 1.25%.

Working capital balances which arise from our contracts with customers comprise accounts receivable, unbilled receivables and advance billings. A summary of these balances at September 30, 2002, June 30, 2002, March 31, 2002 and December 30, 2001 together with the number of days billings that they represent is set forth below.

                             SEPTEMBER 30, 2002            JUNE 30, 2002             MARCH 31, 2002              DECEMBER 30, 2001
                             ------------------            -------------             --------------              -----------------
                           BALANCE     NO OF DAYS     BALANCE     NO OF DAYS     BALANCE      NO OF DAYS      BALANCE     NO OF DAYS
                           ($'000S)    NET REVENUE    ($'000S)    NET REVENUE   ($'000S)     NET REVENUE     ($'000S)    NET REVENUE
                           --------    -----------    --------    -----------   ---------     -----------     --------   -----------
Accounts receivable.....   $ 34,184         57       $  35,323        59        $  32,258        55         $  32,646         66
Unbilled receivables....     23,679         39          22,354        37           21,354        37            19,999         40
                           --------    -----------    --------    -----------   ---------     -----------     --------   -----------
Sub total...............     57,863         96          57,677        96           53,612        92            52,645        106
Advance billings........    (36,734)       (61)        (33,656)      (56)         (29,644)      (51)          (30,380)       (61)
                           --------    -----------    --------    -----------   ---------     -----------     --------   -----------
                           $ 21,129         35       $  24,021        40        $  23,968        41         $  22,265         45
                           ========    ===========    ========    ===========   ==========    ===========     =======    ==========





The impact of the above balances on our cash flow from operations in 2001 and in the first three quarters of 2002 as well as 2001 was as follows:

                                                       13 WEEKS        13 WEEKS     13 WEEKS        52 WEEKS
                                                         ENDED          ENDED        ENDED           ENDED
                                                      SEPTEMBER 30,    JUNE 30,     MARCH 31,      DECEMBER 30,
                                                         2002            2002         2002            2001
                                                         ----            ----         ----            ----
Cash inflow (outflow)
Accounts receivable including unbilled receivables        (186)        $(4,065)     $  (967)        $(1,682)
Advance billings                                         3,078           4,012         (736)           (361)
                                                         -----         -------      -------         -------
                                                         2,892         $   (53)     $(1,703)        $(2,043)
                                                         =====         =======      =======         =======

The cash generated by operating activities was $16.5 million in the third quarter of 2002, $13.6 million in the second quarter of 2002, $5.0 million in the first quarter of 2002 and $19.5 million in 2001. When compared to this, the cash flows relating to working capital movements are not a major factor affecting liquidity.

We anticipate that our operating cash flow, together with available borrowings under our credit facilities, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due over the next twelve months.

Third quarter 2002 compared to Third quarter 2001

Cash flow from operations in the third quarter of 2002 was $16.5 million compared to $6.2 million in the third quarter of 2001. The increase of $10.3 million reflects the improvement in income from operations of $6.4 million and $3.1 million greater cash inflow as a result of reductions in operating assets and liabilities compared to 2001. Capital expenditures were $3.3 million compared to $5.0 million in 2001. The decrease is mainly attributable to our pre-clinical operations in Canada where capital expenditure amounted to $1.2 million in the third quarter of 2002 compared to $3.2 million in the third quarter of 2001. This is because the first stage of the expansion of these operations is nearing completion. We are also investing in our United Kingdom pre-clinical operations where expenditure amounting to $1.7 million in the third quarter of 2002 was $0.1 million ahead of the prior year.

In the third quarter of 2002 we repaid $91.1 million of our bank debt as well as $127.4 million of 10% unsecured subordinated loan stock due 2008 (including accrued interest). This comprised all the debt under the bank facilities in place prior to our initial public offering and all of the 10% unsecured subordinated loan stock due 2008, apart from withholding taxes of $3.8 million payable on the loan stock interest. We also received IPO proceeds of $138.0 net of expenses and drew down new bank borrowings of $69.4 million, net of expenses incurred in connection with the new bank facilities. As a consequence, the net cash outflow from financing activities was $11.2 million in the third quarter of 2002. In the third quarter of 2001 there were no cash flows from financing activities.

First nine months of 2002 compared to First nine months of 2001

Cash flow from operations in the first nine months of 2002 was $35.1 million compared to $10.1 million in 2001. The increase reflects the significant increase in the size of our business as a result of the ClinTrials acquisition and also the improvement in trading results of the businesses as described above. Capital expenditures were $16.1 million compared to $7.3 million in 2001. This increase is mainly attributable to the expansion of our pre-clinical operations in Canada where capital expenditure amounted to $11.5 million in the first nine months of 2002. We are also investing in our United Kingdom pre-clinical operations where expenditure of $4.0 million in the first nine months of 2002 was $1.6 million ahead of the prior year.

We repaid $94.8 million of our bank debt as well as $127.4 million of 10% unsecured subordinated loan stock due 2008 (including accrued interest). This comprised all the debt under the bank facilities in place prior to our initial public offering and all of the 10% unsecured subordinated loan stock due 2008 apart from withholding taxes of $3.8 million payable on the loan stock interest. We also received IPO proceeds of $138.0 net of expenses and drew down new bank borrowings of $69.4 million, net of expenses incurred in connection with the new bank facilities. We received $0.1 million from the exercise of share options. As a consequence, the net cash outflow from financing activities was $14.8 million in the first nine months of 2002. In the first nine months of 2001, the net cash received from financing activities was $115.5 million, representing cash flows associated with the financing of the ClinTrials acquisition in April 2001.

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

During the 13-week period ended September 30, 2002 we cancelled the interest rate hedges that we used to hedge the interest exposure on our bank borrowings prior to our initial public offering. We subsequently entered into two new interest rate swap arrangements to hedge the interest rate exposure on our current bank borrowings.

The first arrangement is an interest rate swap which has a notional amount of $50 million and expires on October 5, 2005. Under this agreement the interest rate on $50 million of debt is fixed at 4.23%.

The second arrangement is an interest rate swap which has a notional amount of $10 million and expires on October 5, 2004. Under this arrangement the interest rate on $10 million of debt is fixed at 3.77%.

As a consequence of these swaps the current level of our bank debt which is exposed to fluctuations in interest rates is $10 million.

Our potential loss over one year that would result from a hypothetical, instantaneous change of 100 basis points in the interest rate on all our variable rate obligations would be approximately $0.1 million. Our bank debt is all denominated in U.S. dollars and thus fluctuations in exchange rates do not impact these borrowings.

Our consolidated financial statements are prepared in U.S. dollars. The functional currency of each of our subsidiaries is the local currency of the country in which the subsidiary is located. Our principal operating subsidiaries are located in the United Kingdom and Canada and, together they accounted for 85% of our net service revenue in the first nine months of 2002. Accordingly, fluctuations in the exchange rates between pounds sterling, Canadian dollars and U.S. dollars will affect the translation of our results for financial reporting purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer are responsible for establishing and maintaining a system of disclosure controls and procedures to ensure the accuracy and completeness of the Company's quarterly and annual reports. They are also responsible for conducting a review of the effectiveness of the disclosure controls and procedures as of a date within 90 days of the filing date of the quarterly or annual report and disclosing their conclusions about the effectiveness of the disclosure controls and procedures based on the review.

DESCRIPTION OF PRINCIPAL DISCLOSURE CONTROLS AND PROCEDURES

The system of disclosure controls and procedures cannot provide absolute assurance on the accuracy and completeness of the Company's annual and quarterly reports, but it has been designed to meet the Group's needs and the risks to which it is exposed.

There is a continuous process of identifying, evaluating and managing the risks to which the Company is exposed that has been in place throughout the current fiscal year and up to the date of this filing. The key elements of the process are:

- Formal reporting on a monthly basis to the Chief Executive Officer and Chief Financial Officer on the results of operations and on any emerging risks and issues. The monthly results are analysed by business segment and all significant variations from budget and the prior year are investigated. The day-to-day responsibility for each business unit rests with experienced management and the Company has a clear organization structure that includes appropriate delegation of authority. There is regular contact between the Chief Executive Officer and Chief Financial Officer and the President of each business unit.

- Creation of a Disclosure Committee comprising the Chief Executive Officer, Chief Financial Officer and each of the Company's business unit Presidents to consider the materiality of information and to determine disclosure obligations on a timely basis.

- Formal Board approval of the annual budget for each financial year. Annual budgets are prepared in detail for each business unit.

- Review of each quarterly or annual report by the Audit Committee. The Audit Committee also meets with the Company's external auditors on a quarterly basis to discuss the results of the external auditors' review of the quarterly financial statements and any internal control matters arising from such review.

- Confirmation each quarter from the President of each business unit covering the accuracy of the reported financial results of the business and that all significant issues affecting the business have been reported to the Chief Executive Officer and Chief Financial Officer.

- Confirmation from the Vice-President of Finance for each business unit that certain financial control procedures have been completed.

- Consultation on significant matters with the Company's professional advisers.

In addition to the above procedures, the Company is in the process of implementing an internal audit function and we will have a formal plan by the beginning of 2003. The internal audit team will meet regularly with the Audit Committee during 2003.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their review of the disclosure controls and procedures as of September 30, 2002, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has effective disclosure controls and procedures.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the internal controls nor in other factors that could significantly affect these controls subsequent to September 30, 2002.

                           PART II OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

      The information provided in Note 11 to the financial statements contained in Part I of this Form 10-Q is incorporated herein by reference.

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      N/A

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      N/A

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      N/A

      ITEM 5. OTHER INFORMATION.

      N/A

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

            We did not file any exhibits during the quarter ended
September 30, 2002.

      (b) Reports on Form 8-K.

            We filed a Current Report on Form 8-K, dated July 29, 2002, including our press release announcing our earnings information for the period ended June 30, 2002.

            We filed a Current Report on Form 8-K, dated July 31, 2002, relating to changes in our certifying accountant.

            We filed an Amended Current Report on Form 8-K, dated July 31, 2002, relating to changes in our certifying accountant.

            We filed a Current Report on Form 8-K, dated October 28, 2002, including our press release announcing our earnings information for the period ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2002                  INVERESK RESEARCH GROUP, INC.

                                        By: /s/ D.J. Paul E. Cowan
                                            -----------------------------------
                                            D.J. Paul E. Cowan
                                            Chief Financial Officer, Treasurer
                                            and Secretary

                                 CERTIFICATIONS

I, Walter S. Nimmo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Inveresk Research Group, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: October 29, 2002                   /s/ Walter S. Nimmo
                                               --------------------------------
                                               Chief Executive Officer,
                                               President and Director

I, D. J. Paul E. Cowan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Inveresk Research Group, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002                      /s/ D. J. Paul E. Cowan
                                            -----------------------------------
                                            Chief Financial Officer, Secretary
                                            and Treasurer

                              OFFICERS' CERTIFICATE

      The undersigned officers of Inveresk Research Group, Inc., a Delaware corporation (the "Company"), hereby certify that (i) the Company's Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Company's Form 10-Q for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 29, 2002                /s/ Walter S. Nimmo
                                      -----------------------------------------
                                      Name:  Walter S. Nimmo
                                      Title: Chief Executive Officer
                                             and President

                                      /s/ D. J. Paul E. Cowan
                                      -----------------------------------------
                                      Name:  D. J. Paul E. Cowan
                                      Title: Chief Financial Officer, Treasurer
                                             and Secretary