Form 10-K
period 2002-12-31
INVERESK RESEARCH GROUP INC
filed 2003-02-18
CIK 1169358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

for annual and transition reports pursuant to
Sections 13 or 15(d) of the Securities Exchange Act of 1934

(MARK ONE)

☑	Annual report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from                               to                               .

Commission file number 000-49765.

Inveresk Research Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	43-1955097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11000 Weston Parkway, Suite 100, Cary, NC	27513
(Address of principal executive offices)	(Zip Code)

919-460-9005

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes     ☑ No     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes     ☐               No     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes     ☐               No     ☑

      As of February 14, 2002, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $255 million. As of that date, there were outstanding 36,017,455 shares of the registrant’s common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the company’s definitive proxy statement relating to its 2003 Annual Stockholders Meeting are incorporated herein by reference in Part III.

-i-

PART I

Item 1.	Business

Overview

      We are a leading provider of drug development services to companies in the pharmaceutical and biotechnology industries. Through our pre-clinical and clinical business segments, we offer a broad range of drug development services, including pre-clinical safety and pharmacology evaluation services, laboratory sciences services and clinical development services. We are one of a small number of drug development services companies currently providing a comprehensive range of pre-clinical and clinical development services on a worldwide basis. Our client base includes major pharmaceutical companies in North America, Europe and Japan, as well as many biotechnology and specialty pharmaceutical companies. We completed our initial public offering of common stock in July 2002.

      Our pre-clinical development business was established over 35 years ago, employs approximately 1,830 people and operates from two principal facilities, one located in Tranent, Scotland and the other in Montreal, Canada. This business segment provides pre-clinical safety and pharmacology evaluation services and laboratory sciences services (including clinical support services). Based upon net service revenue, we estimate that we are the third largest provider of pre-clinical safety evaluation services in the world. Our pre-clinical business has a diverse client base, with no single client representing more than 7.5% of our net service revenue in 2002. More than 85% of the 2002 net service revenue from our pre-clinical business was generated from repeat clients.

      Our clinical development business was established in 1988 and operates from 15 facilities located across the United States and Europe, employing approximately 720 people. This business segment conducts Phase I clinical trials and provides Phase II-IV clinical trials management services (including medical data sciences services and regulatory support). Our 62-bed clinic in Edinburgh conducts a wide range of Phase I clinical trials and has completed an average of 11 first-in-man studies annually over the past five years. The global infrastructure of our clinical development business permits us to offer our clients multi-country Phase II-IV clinical trials, as well as smaller single-country projects.

Corporate History

      Prior to 1999 we operated as a division of SGS Société Générale de Surveillance SA. In September 1999 we were acquired in a management buyout supported by Candover Investments PLC. As a result of that transaction, Candover Investments PLC and certain of its affiliated entities became our principal stockholders and Inveresk Research Group Limited, a newly created Scottish company, became the ultimate holding company for the Inveresk Research group of companies. In April 2001 we acquired a Nasdaq-traded company, ClinTrials Research Inc., for $115.1 million, net of cash acquired of $5.7 million. ClinTrials provided drug development services, with significant pre-clinical operations in Canada and clinical operations primarily in the United States and Europe. We subsequently implemented a major restructuring of ClinTrials’ clinical business and, since the time we acquired it, its profitability has improved significantly.

      Effective June 25, 2002 we changed our ultimate parent company from a company organized in Scotland to a corporation organized in Delaware.

      We completed our initial public offering of 12 million shares of common stock, at a price of $13 per share, in the third quarter of 2002.

Industry Trends

General

      The drug development services industry has evolved from providing limited pre-clinical and clinical trial services in the 1970s to a full-service industry today that encompasses broader relationships with clients, covering the entire drug development process, including pre-clinical safety evaluation, pharmacology, study design, clinical trial management, data collection, statistical analysis, product support and regulatory services. Pharmaceutical companies are now using drug development services companies not only to cover gaps in capacity, but also to increase their skills base, help to control costs and reduce drug development timelines.

Demand for New Drugs Based on Changing Population Demographics

      There is a strong demand in the marketplace to treat diseases such as cancer and HIV as well as illnesses associated with aging such as osteoporosis, arthritis and Alzheimer’s disease. The development and testing of some of the compounds that treat such illnesses require complex clinical trials. In addition, the cost of developing therapies for chronic disorders, such as arthritis, Alzheimer’s disease and osteoporosis, is higher because the treatments must be studied for a longer period to demonstrate their effectiveness and to determine any possible long-term side effects. The complexity and expense of these trials prompts pharmaceutical and biotechnology companies to outsource all or a portion of these trials to drug development services organizations to take advantage of the experience and expertise of such organizations in conducting complicated trials.

Escalating Research and Development Expenditures by Pharmaceutical Companies

      Increases in global research and development expenditures by the major pharmaceutical companies have broadly tracked the increase in pharmaceutical revenues over the past ten years. The outsourcing of pre-clinical and clinical trials for pharmaceutical, biotechnology and medical device products is estimated to be growing at least as much as the rate of growth in global research and development expenditures by major pharmaceutical companies.

The Growth of the Biotechnology Industry

      The United States, European and Japanese biotechnology industries and the number of drugs produced by them have grown substantially over the past decade. According to the Biotechnology Industry Organization, 35 new biotechnology drugs and vaccines received approval in 2002 compared with seven in 1993. The biotechnology industry is expected to increase its expenditure on drug development in the coming years. Biotechnology companies typically do not have the staff, operating procedures, experience or expertise in-house to conduct their own pre-clinical testing or clinical trials. In addition, while biotechnology companies have historically sought to defray the costs of pre-clinical and clinical development by licensing their products to pharmaceutical companies, they are now increasingly seeking to license out their technology at a later stage of clinical development.

The Emergence of New Research and Development Technologies

      Over the past 20 years, technological advances have dramatically changed the drug discovery process. New and improved technologies have evolved such as combinatorial chemistry, ultra high-throughput screening, new in vitro and in vivo pre-clinical profiling techniques, and the evolution in genetic-based drug research commonly referred to as genomics and proteomics. The objective of these innovations is to find more drug targets and to screen against targets much more quickly with literally millions of chemical compounds. This process should produce many more molecules having the ability to affect biological activity. The increased numbers of drug candidates will make it imperative that the development and regulatory processes be rapid and cost-effective. Pharmaceutical and biotechnology companies may also find that they do not have sufficient internal development resources or know-how to cope with the increased number of new drug candidates emerging as a consequence of the emergence of new technologies. These resource shortages are expected to increase demand for the services of drug development services companies.

The Need for Improved Productivity and Cost Effectiveness

      Pharmaceutical companies face increased pressure and competition to bring new drugs to market in the shortest possible time. The development time of a potential new drug is crucial to the competitive advantage and profitability of that drug because it determines the market exclusivity available to a pharmaceutical company to recoup its research and development expenditure. We believe that drug development services organizations are able to perform the needed services with a higher level of expertise or specialization, and more quickly, than a pharmaceutical company could perform such services internally.

The Increasingly Complex and Demanding Regulatory Environment

      Increasingly complex and stringent regulatory requirements throughout the world have increased the volume of high quality data required for regulatory filings and escalated the demand for data collection and analysis during the drug development process. As regulatory requirements become more complex, we believe the pharmaceutical and biotechnology industries will increasingly outsource to drug development services organizations to take advantage of their data management and regulatory expertise, technological capabilities and global presence.

Globalization of Clinical Development

      With the increasing cost of new drug development, pharmaceutical companies are increasingly attempting to maximize returns from a given drug by pursuing regulatory approvals in multiple countries simultaneously rather than sequentially. A pharmaceutical company seeking approval in a country in which it lacks experience or internal resources will frequently turn to a drug development services organization for assistance in interacting with regulators or in organizing and conducting clinical trials.

Strategy

      We believe the increasing demand for outsourced drug development services will provide us with opportunities to continue to grow our pre-clinical and clinical businesses profitably. Our strategy is to build upon our core pre-clinical and clinical development expertise and to further our reputation as a provider of a comprehensive range of high quality, value-added drug development services. Our aim is to become the leading research and development partner to the pharmaceutical and biotechnology industries.

Our Services

General

      We provide a full range of product development services on a worldwide basis. We derive approximately 88% of our net service revenue from services that we provide to the pharmaceutical and biotechnology industries. We also service the product development needs of the veterinary products, agrochemical and chemical industries. One of our primary objectives is to assist our clients to optimize the time for new product development and provide regulatory advice and direction.

      Our pre-clinical development services business offers pre-clinical safety evaluation and pharmacology services as well as selected laboratory sciences services. Our clinical development services business offers a wide range of drug development services including Phase I clinical safety evaluation, Phase II-IV clinical trials and regulatory services. Our approach is to work in partnership with our clients, providing regulatory advice and direction and tailoring our services to their requirements at every stage of a project.

Pre-clinical Development Services

      Our pre-clinical development services business offers a broad range of services including pre-clinical safety evaluation, pharmacology and laboratory sciences. In 2002 this business segment generated net service revenue of $142.2 million and income from operations of $43.5 million.

Pre-clinical Safety

      We conduct pre-clinical safety evaluation studies and pharmacological services in our facilities located in Tranent and Montreal. We conduct product development and safety evaluation programs, involving both mammalian and in vitro toxicology and we have the necessary resources in specialist ancillary groups to support fully toxicology studies and provide a complete safety evaluation service. We perform standard or tailored safety evaluation studies designed to satisfy the needs of our clients and the different requirements of regulatory agencies across the world. Both of our facilities are compliant with the regulations imposed by the regulatory authorities in North America, Europe and Japan including Good Laboratory Practice (“GLP”). We are one of the few Western drug development services organizations with an established market presence for pre-clinical development services in Japan.

      Pre-clinical safety evaluation and pharmacological services that we undertake on behalf of our clients are wide-ranging and include:

•	pre-clinical toxicology studies

•	genetic toxicology studies

•	immunotoxicology studies

•	bioanalytical chemistry studies

•	toxicokinetic evaluations

      In addition, we have an established reputation in the field of specialist toxicology safety evaluation services relating to specific routes of administration, including infusion and inhalation studies, highly specialized areas in which we have experienced increasing demands for our services.

      We utilize modern, industry-standard validated software systems wherever possible to assist in the collection, analysis and reporting of toxicology data.

Laboratory Sciences

      We provide a wide range of laboratory-based analytical services, primarily to the pharmaceutical and biotechnology industries. These services are provided from our pre-clinical facilities located in Tranent and Montreal. We believe that all of the activities of our laboratory sciences business are conducted in compliance with GLP.

      The laboratory sciences services we offer to our clients include the following:

•	bioanalytical services

•	drug metabolism services

•	clinical support services

•	product characterization and stability testing

      We also offer a wide range of studies to register new compounds and support existing materials worldwide for the agrochemical, animal health, biocide and chemical industries. In addition to the services described above, we carry out environmental toxicity and related investigations, environmental fate studies, veterinary clinical trials, livestock studies, plant metabolism studies and field trials for agricultural products on behalf of these clients.

Clinical Development Services

      Our clinical development services business offers a broad range of services including Phase I clinical safety evaluation, Phase II-IV clinical trials services (including medical data sciences) and regulatory support. In 2002 this business segment generated net service revenue of $80.3 million and income from operations of $9.0 million.

Phase I Clinical Safety Evaluation

      Our Phase I clinical safety evaluation service is designed to move lead pharmaceutical candidates rapidly from pre-clinical development through Phase I tolerability assessments to explore the human pharmacology. Blending the experience of our physicians, scientists, project managers and specialist nursing staff, we can design for our clients an optimal program for the early and later stage development of their drug candidates. We are one of the few drug development services organizations worldwide able to offer this breadth of service.

      We conduct Phase I safety evaluations at our facility in Edinburgh that is capable of housing up to 62 volunteers at any one time. This facility is in close proximity to our laboratory sciences segment in Tranent, which is responsible for performing the analysis of biological samples generated by our Phase I clinic, guaranteeing fast response times. All of our volunteers go through an intensive screening process to ensure suitability for our studies.

      We believe one of our core competencies is our ability to provide in-depth analysis of the results of Phase I clinical safety evaluation and meaningful information for our clients with respect to the product being tested.

      Our clinic in Edinburgh conducts a wide range of Phase I clinical trials and has completed an average of 11 first-in-man studies annually over the past five years.

Phase I Trials in Patients and Special Populations

      We conduct Phase I trials in patients for specific indications at investigational sites throughout the United States. We also have the ability to undertake special population studies, including in groups such as the elderly, post-menopausal women or patients with specific diagnoses, such as renal failure or asymptomatic HIV disease.

Phase II-IV Clinical Development

      From our 15 offices worldwide, we can manage every aspect of clinical trials from clinical development plans and protocol design to New Drug Applications. In addition to providing small or single site studies, we have the ability to conduct large international multi-center trials. We also have extensive experience in managing small, medium and large trials in many parts of the world. We have a proven track record of managing integrated projects in Europe and North America, as well as single-continent and country specific projects, culminating in regulatory filings. We have supported studies in over 20 countries, working in 17 different languages.

      We offer customized program management to coordinate and manage a clinical trial development program. The design of each study is agreed with the client at the beginning of the study and set out in a protocol.

      As part of conducting clinical trials, we provide the following core services, either on an individual or integrated basis, depending on our clients’ needs:

•	advice on clinical development strategy

•	study design

•	investigator recruitment

•	project management

•	quality assurance

•	patient recruitment services

•	study monitoring

•	clinical data management

•	biostatistical analysis

•	medical writing services

•	medical overview

•	product safety

•	Phase IV studies

•	Rx to OTC switches

Regulatory Support

      Before a product can be launched in any country, it must be approved by the regulatory agency in that particular country. We offer comprehensive global regulatory product registration services at all stages of development for pharmaceutical and biotechnology products and have particular expertise with the regulations in Europe, North America and Japan. Our regulatory affairs experts review existing published literature, assess the scientific background of a product, assess the competitive and regulatory environment, identify deficiencies and define the steps necessary to obtain registration in the most expeditious manner. Through this service, we help our clients determine the feasibility of developing a particular product or product line.

Clients and Marketing

      We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 2002, no single client accounted for more than 7.5% of our net service revenue, and in 2002 our top 20 clients together accounted for less than 45% of our net service revenue.

      Our pre-clinical business has historically been successful in maintaining clients, as is evidenced by the fact that more than 85% of our pre-clinical revenues in 2002 came from repeat clients. Our clinical operations are marketed primarily to our existing pre-clinical clients. In addition, we have appointed a business development manager who, together with a team of business development personnel, markets our clinical operations on a global basis. We also engage in promotional activities including organizing scientific symposia, publishing scientific papers, making presentations and exhibiting at scientific conferences and trade shows in North America, Europe and Japan.

Contractual Arrangements

      Most of our contracts with our clients are fixed priced contracts. Contracts may range from a few weeks to several years depending upon the nature of the work performed. In many cases of multi-year contracts, a portion of the contract fee is paid at the time the study or trial is started with the balance of the contract fee payable in installments over the study or trial duration. Sometimes the installments are tied to meeting performance milestones; for example, in clinical trials, installment payments may be related to investigator recruitment, patient enrollment or delivery of a report.

      We generally bill our clients upon the completion of negotiated performance requirements and, to a lesser extent, on a date certain basis. In cases where our contracts are fixed price, we generally bear the cost of overruns, but we benefit if the costs are lower than we anticipated. Over the past five years the cost of overruns on our fixed price contracts have not had a material adverse impact on our results of operations. Where there are material changes in the scope of review or any study-specific assumptions, we typically negotiate appropriate amendments of the contract price.

      Most of our contracts may be terminated by the client with or without cause upon little or no notice. These contracts typically require payment to us of expenses to wind down and close out a study, payment to us of fees earned to date and payment to us for committed resources that cannot be reallocated to existing studies. Contracts may be terminated for various reasons, including our failure to discharge our obligations properly, the failure of a product to satisfy safety requirements, unexpected or undesired results of the product, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug being tested or adverse patient reactions to the drug being tested or clients’ decisions to forego or terminate a particular study.

Backlog

      Our studies and projects are performed over varying times, from a short period of time to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a contract in backlog when it is evidenced by a signed contract or other written evidence of a firm commitment. Cancelled contracts are removed from backlog. Based upon the foregoing, our aggregate backlog at December 31, 2002 was approximately $210 million, compared to approximately $172 million at December 31, 2001.

      We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons, including the following. First, studies vary in duration. For instance, some studies that are included in 2002 backlog may be completed in 2003, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities. Terminations or delays can result from a number of reasons. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made.

Competition

      The competitive landscape for our two core businesses varies. Nevertheless, both businesses primarily compete with in-house departments of pharmaceutical companies, other drug development services organizations, universities and teaching hospitals.

      We believe we are the third largest provider of pre-clinical safety evaluation services in the world, based on net service revenue. Our primary pre-clinical competitor on a global basis is Covance, although we also face competition from publicly traded companies such as Charles River Laboratories, Life Sciences Research and MDS Pharma, as well as from a number of privately-held companies. Certain of these competitors are also expanding their pre-clinical operations.

      The clinical development services market is highly fragmented, with participants ranging from hundreds of small, limited-service providers to a few full service drug development services organizations with global operations. Based on this, we believe that we compete with a number of publicly traded companies, primarily Quintiles, PPD, Covance, MDS Pharma, Parexel, ICON and Kendle, as well as with a number of privately-held companies.

      In contrast to the pre-clinical drug development industry, the clinical drug development industry has few barriers to entry. Newer, smaller companies with specialty focuses, such as those aligned to a specific disease or therapeutic area, may compete aggressively against larger companies for clients. Increased competition might lead to price and other forms of competition that may adversely affect our operating results.

      Providers of outsourced drug development services compete on the basis of many factors, including the following:

•	reputation for on-time quality performance;

•	expertise, experience and stability;

•	scope of service offerings;

•	how well services are integrated;

•	strength in various geographic markets;

•	technological expertise and efficient drug development processes;

•	ability to acquire, process, analyze and report data in a time-saving, accurate manner; and

•	ability to manage large-scale clinical trials both domestically and internationally.

We have traditionally competed effectively on the basis of the factors noted above, but we may not be able to continue to do so. If we fail to compete successfully, our business could be seriously harmed.

United States and Foreign Government Regulation

      Our laboratory services are subject to various regulatory requirements designed to ensure the quality and integrity of the development processes. The industry standards for conducting pre-clinical laboratory testing are embodied in the GLP and Good Manufacturing Practice (“GMP”) regulations. The standards of GLP and GMP are required by the FDA, the U.S. Environmental Protection Agency, the Department of Health in the United Kingdom, the Health Protection Branch of Health Canada, the Japanese Ministry of Health and Welfare, the European Agency for the Evaluation of Medicinal Products and similar regulatory authorities in other parts of the world. Such standards are also the subject of guidance endorsed by the Organisation for Economic Co-operation and Development. GLP and GMP stipulate requirements for facilities, equipment and professional staff. The regulations require standardized procedures for conducting studies, including procedures for recording and reporting data and for managing study materials and records. To help satisfy our compliance obligations, we have established quality assurance and quality control systems at our laboratories that monitor ongoing compliance with GLP and GMP regulations and the Clinical Laboratory Improvement Amendments, as applicable, by auditing development data and conducting inspections of development procedures. In addition, we have obtained FDA approval to conduct Stability and Lot Release Testing in compliance with GMP.

      The industry standards for the conduct of clinical research and development studies are embodied in the regulations for Good Clinical Practice (“GCP”). The FDA and other regulatory authorities require that results of clinical trials that are submitted to such authorities be based on studies conducted in accordance with GCP. These regulations require that we, among other things:

•	comply with specific requirements governing the selection of qualified investigators;

•	obtain specific written commitments from the investigators;

•	verify that appropriate patient informed consent is obtained;

•	ensure adverse drug reactions are medically evaluated and reported in a timely manner;

•	monitor the validity and accuracy of data;

•	verify drug or device accountability;

•	instruct investigators and studies staff to maintain records and reports; and

•	permit appropriate governmental authorities access to data for their review.

      We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities in other parts of the world. As with GLP, noncompliance with GCP can result in the disqualification of data collected and reports issued during the clinical trial. In addition, under certain clinical contracts, we have directly assumed certain obligations of the study sponsor under FDA regulations.

      Our standard operating procedures are written in accordance with regulations and guidelines appropriate to the region and the nation where they will be used. All clinical research is carried out in accordance with the International Conference on Harmonization — Good Clinical Practice Guidelines and the requirements of the applicable country. Although the United States is a signatory to these guidelines, the FDA has not adopted all of the guidelines as statutory regulations, but has currently adopted them only as guidelines. From an international perspective, when applicable, we have implemented common standard operating procedures across regions to assure consistency whenever it is feasible and appropriate to do so.

      Our animal import facilities are subject to a variety of national, regional, and local laws and regulations, including the U.K. Home Office Code of Practice for the Housing and Care of Animals, the U.K. Animals (Scientific Procedures) Act of 1986, the Canadian Health of Animals Act and regulations promulgated under such act by the Canada Food Inspection Agency, the Japanese Basic Law on Food, Agriculture and Rural Areas and regulations promulgated under such law by the Japanese Ministry of Agriculture, Forestry and Fisheries. We also incorporate the U.S. Department of Agriculture Animal Welfare Regulation into our standard operating procedures. These regulations establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. Our animal import facilities maintain the certificates, licenses, detailed standard operating procedures and other documentation necessary to comply with applicable regulations for the humane treatment of the animals in our custody. In addition, our animal research facilities in Canada are accredited by the American Association for Accreditation of Laboratory Animal Care and maintain a Certification of Good Animal Practice with the Canadian Council on Animal Care.

      Our pre-clinical laboratories are subject to licensing and regulation under national, regional and local laws relating to the surface and air transportation of laboratory specimens, the handling, storage and disposal of laboratory specimens, hazardous waste and radioactive materials, and the safety and health of laboratory employees, including, but not limited to, the regulations of the U.K. Home Office, the Scottish Environmental Protection Agency, the International Air Transport Association, Environment Canada, the Canadian Nuclear Safety Commission, the Quebec Ministry of the Environment and Health and Social Services Quebec. Although we believe we are currently in compliance in all material respects with such national, regional and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

      To ensure that we comply with all scientific and medical regulatory matters we are subject to, each division of our business has established an independent quality assurance group that is responsible for monitoring compliance and that reports directly to the relevant division president. In compliance with GCP, we conduct our Phase I clinical trials under the supervision of an Ethics Committee and have undertaken measures to ensure the protection of personal data.

Potential Product Liability and Insurance

      We are liable to our clients for any failure to conduct their studies properly according to the agreed upon protocol and contract. If we fail to conduct a study properly in accordance with the agreed upon procedures, we may have to repeat the study at our expense, reimburse the client for the cost of the study and pay additional damages.

      At our Phase I clinic in Edinburgh, we study the effects of drugs on healthy volunteers. In addition, in our clinical business we, on behalf of our clients, contract with physicians who render professional services, including the administration of the substance being tested, to participants in clinical trials, many of whom are seriously ill and are at great risk of further illness or death as a result of factors other than their participation in a trial. As a result, we could be held liable for bodily injury, death, pain and suffering, loss of consortium, or other personal injury claims and medical expenses arising from a clinical trial.

      To reduce our potential liability, informed consent is sought from each volunteer and we obtain indemnity provisions in our contracts with clients. These indemnities generally do not, however, protect us against certain of our own actions such as those involving negligence or misconduct. Our business, financial condition and operating results could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is not indemnified, that is outside the scope of an indemnity or where the indemnity, although applicable, is not honored in accordance with its terms.

      We maintain errors and omissions professional liability insurance in amounts we believe to be appropriate. This insurance provides coverage for vicarious liability due to negligence of the investigators who contract with us, as well as claims by our clients that a clinical trial was compromised due to an error or omission by us. If our insurance coverage is not adequate, or if insurance coverage does not continue to be available on terms acceptable to us, our business, financial condition and operating results could be materially and adversely affected.

Intellectual Property Rights

      We have developed, and continually develop and update, certain computer software related methodologies intended to maximize the quality and effectiveness of our services. We believe such factors as the technical expertise, knowledge, ability and experience of our professionals are significantly more important to our performance than are any intellectual property rights developed by us.

Employees

      At December 31, 2002, we had 2,556 employees, of whom 124 held a Ph.D. or M.D. degree, 20 held D.V.M. degrees and 172 held master’s degrees. Approximately 13% of our employees are located in the United States, 44% are located in Canada, 42% are located in Europe and less than 1% are located in other international locations. We believe our relations with our employees are good.

      Our performance depends on our ability to attract and retain a qualified management, professional, scientific and technical staff. Competition from both our clients and competitors for skilled personnel is high. While we have not experienced any significant problems in attracting or retaining qualified staff to date, there can be no assurance we will be able to continue to attract and retain personnel in the future.

Suppliers

      We purchase the animals used in our in vivo studies from a number of different suppliers. We do not have long-term contracts with any of these suppliers. However, we believe that we will continue to be able to meet our current supply needs and any increase in these needs resulting from the planned expansion of our pre-clinical operations.

Item 2.	Properties

      We own some of our facilities and lease others. We lease our corporate headquarters office space in Cary, North Carolina. Our pre-clinical operations are conducted from our 300,000 square foot facility located in Tranent, Scotland and our 323,000 square foot facility located in Montreal, Canada, both of which we own. Our clinical operations are conducted from our 180,000 square foot leased facility in Cary, North Carolina, our 20,700 square foot owned Phase I facility in Edinburgh, our smaller owned facility in Edinburgh, our pre-clinical facility in Tranent and our leased facilities in Maidenhead (England), Glasgow, Brussels, Milan, Paris, Tel Aviv, Warsaw, Madrid, Prague, and Munich.

      We believe the space we own and lease is adequate for our operations.

Item 3.	Legal Proceedings

      From time to time we are subject to claims, suits and administrative proceedings arising in the ordinary course of business. We do not expect that any of the claims, suits or proceedings of which we have been notified will have a material adverse effect upon our operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock began trading on the Nasdaq Stock Market’s National Market on June 28, 2002 under the symbol “IRGI”. The following table sets forth the high and low sales prices of our common stock as reported by the Nasdaq Stock Market for the periods indicated.

	High	Low

2003
First quarter (through February 14, 2003)	$21.65	$16.67

	High	Low

2002
Second quarter (from June 28, 2002)	$13.15	$12.96
Third quarter	$19.05	$8.67
Fourth quarter	$22.12	$16.55

Stockholders

      As of February 12, 2003, there were approximately 25 holders of record of our shares of common stock.

Dividends

      We have not paid any dividends in the past and currently we do not expect to pay cash dividends or make any other distributions in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and such other factors as our board deems relevant. In addition, our ability to declare and pay dividends on our shares is restricted by (i) covenants in our credit facilities and (ii) our corporate organizational structure (which imposes a significant tax burden on intercompany dividends and distributions of earnings to us by our operating subsidiaries).

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,366,217	$5.05	2,765,190
Equity compensation plans not approved by security holders	—	—	—

Total	2,366,217	$5.05	2,765,190

Item 6.	Selected Consolidated Financial Data

      You should read the selected consolidated financial information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The financial information presented below for the three years ended December 31, 2002, December 30, 2001 and December 31, 2000 and for the period from September 20, 1999 to December 26, 1999 reflect the results of operations of Inveresk Research Group, Inc. and Inveresk Research Group Limited, which became our direct subsidiary immediately prior to our initial public offering. The financial information for the period from December 28, 1998 to September 19, 1999 and for the year ended December 27, 1998 reflects the results of operations of our business while it operated as a division of SGS Société Générale de Surveillance SA. Information for the year ended December 30, 2001 includes the results of operations of ClinTrials Research Inc. from April 5, 2001.

      The selected consolidated financial data presented below for each of the three years ended December 31, 2002, December 30, 2001 and December 31, 2000 were derived from the audited consolidated financial statements of Inveresk Research Group, Inc., included herein. The selected consolidated financial data presented below for the periods from September 20, 1999 to December 26, 1999 and from December 28, 1998 to September 19, 1999 were derived from the audited consolidated financial statements of Inveresk Research Group Limited, which are not included herein. The selected consolidated financial data presented below for the year ended December 27, 1998 were derived from unaudited financial statements prepared on the basis of data furnished by SGS Société Générale de Surveillance SA, which are not presented herein.

      As a consequence of the adoption of FAS 142 with effect from January 1, 2002, the amortization expense shown for 2002 in the selected consolidated financial data presented below is not on a consistent basis of accounting with earlier periods. The impact of this is shown in Note 4 of our consolidated financial statements included herein.

Statement of Operations Data:

	Inveresk Research Group(1)(4)				Predecessor

		52 Weeks	53 Weeks	September 20,	December 28,	52 Weeks
	Year Ended	Ended	Ended	1999 to	1998 to	Ended
	December 31,	December 30,	December 31,	December 26,	September 19,	December 27,
	2002	2001	2000	1999	1999	1998

	(Dollars in thousands, except share and per share data)
Net service revenues	$222,462	$156,296	$65,540	$16,832	$47,088	$58,219
Direct costs excluding depreciation	(110,099)	(83,975)	(36,133)	(9,645)	(27,177)	(31,816)

	112,363	72,321	29,407	7,187	19,911	26,403
Selling, general and administrative expenses:
Compensation expense in respect of share options and management equity incentives	(53,020)	—	—	—	—	—
U.K. stamp duty taxes on change of ultimate parent company	(1,545)	—	—	—	—	—
Other selling, general and administrative expenses	(56,455)	(41,934)	(13,825)	(3,275)	(9,013)	(12,746)

Total selling, general and administrative expenses	(111,020)	(41,934)	(13,825)	(3,275)	(9,013)	(12,746)
Depreciation	(10,315)	(8,028)	(4,513)	(809)	(3,731)	(4,268)
Amortization of goodwill and intangibles(5)	—	(7,910)	(3,281)	(973)	(242)	(345)

Income (loss) from operations	(8,972)	14,449	7,788	2,130	6,925	9,044
Interest income (expense), net	(11,312)	(17,101)	(7,522)	(2,004)	(560)	195

Income (loss) before income taxes and extraordinary items	(20,284)	(2,652)	266	126	6,365	9,239
Provision for income taxes	(6,144)	(2,049)	(682)	(325)	(2,308)	(2,465)

Net income (loss) before extraordinary items	(26,428)	(4,701)	(416)	(199)	4,057	6,774

Extraordinary items(6)	(1,581)	(419)	—	—	—	—

Net income (loss)	$(28,009)	$(5,120)	$(416)	$(199)	$4,057	$6,774

Earnings (loss) per share before extraordinary items:(2)(3)
Basic	$(0.89)	$(0.22)	$(0.03)	$(0.01)	N/A	N/A
Diluted	$(0.89)	$(0.22)	$(0.03)	$(0.01)	N/A	N/A
Earnings (loss) per share after extraordinary items:(2)(3)
Basic	$(0.94)	$(0.24)	$(0.03)	$(0.01)	N/A	N/A
Diluted	$(0.94)	$(0.24)	$(0.03)	$(0.01)	N/A	N/A
Weighted average number of common shares outstanding:(2)(3)
Basic	29,735,957	21,489,571	15,803,724	15,803,724	N/A	N/A
Diluted	29,735,957	21,489,571	15,803,724	15,803,724	N/A	N/A
Dividends per share(2)(3)	—	—	—	—	N/A	N/A
Other data:
Depreciation and amortization	$10,315	$15,938	$7,794	$1,782	$3,973	$4,613
Capital expenditures	$25,497	$11,145	$6,792	$1,307	$5,305	$6,725

Balance Sheet Data:

	Inveresk Research Group				Predecessor

	December 31,	December 30,	December 31,	December 26,	December 27,
	2002	2001	2000	1999	1998

	(Dollars in thousands)
Cash and cash equivalents	$19,909	$16,118	$9,686	$7,009	$4,039
Total assets	332,467	301,826	124,568	129,180	79,039
Current portion of long-term debt	217	127,648	3,080	3,261	1,041
Long-term debt	67,768	85,109	80,898	84,653	70

Total shareholders’ equity (deficit)	$152,403	$(7,385)	$247	$712	$37,109

(1)	Effective as of the beginning of 2002, our fiscal years end consistently on December 31 and our fiscal quarters end consistently on the last calendar day in the quarter. Before 2002, our fiscal years ended on the last Sunday on or prior to December 31 and our fiscal quarters ended on the last Sunday on or prior to the relevant quarter end.

(2)	Prior to September 20, 1999, our businesses were operated as a division of SGS Société Générale de Surveillance Holdings SA. Share and per share data for these periods is not meaningful and has not been presented.

(3)	As more fully described in Note 4 to the consolidated financial statements, share and earnings per share data for periods prior to the date of our initial public offering in June 2002, have been calculated as if the historical outstanding shares in Inveresk Research Group Limited had been converted to common stock in Inveresk Research Group, Inc. using the conversion ratios applicable to change in ultimate parent company which took place on June 25, 2002.

(4)	We have completed two significant acquisitions during the period covered by the above selected consolidated financial information presented above. These are the management buyout completed on September 20, 1999 and our acquisition of ClinTrials, which was completed on April 5, 2001. A description of these acquisitions is given in the overview to “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of this document.

(5)	FAS 142 was adopted with effect from January 1, 2002. As a consequence, there is no amortization of goodwill in 2002. The effect of adoption of FAS 142 is shown in Note 4 of our consolidated financial statements included herein.

(6)	Extraordinary items represent the extinguishment of deferred debt costs on debt facilities which were cancelled at the time of the acquisition of ClinTrials in April 2001 and also at the time of our initial public offering in June 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

      The following discussion should be read in conjunction with our consolidated financial statements.

Recent Corporate History and Overview

      On September 20, 1999, we completed a management buyout supported by Candover Investments PLC. In that transaction, Inveresk Research Group Limited, a newly created Scottish company, acquired the businesses that comprise our European pre-clinical operations, our Phase I clinical trials operations located in Edinburgh and the original Inveresk Research Phase II-IV clinical development services operations. As part of the transaction, we also acquired Inveresk Research North America, Inc., which operated a small Phase II-IV clinical development services business located in the United States. The total acquisition cost was $78.8 million, net of cash acquired of $9.1 million. In connection with financing this acquisition we received a $0.8 million equity investment from Candover Investments PLC, Candover (Trustees) Limited (a wholly-owned subsidiary of Candover Investments PLC), certain investment funds indirectly controlled by Candover Investments PLC and management, borrowed $43.8 million from certain of these Candover entities by issuing to them 10% unsecured subordinated loan stock due 2008 and borrowed $41.4 million under bank credit facilities.

      The financial information in this document divides the 1999 financial year into two periods — the period prior to September 20, 1999, when the original Inveresk Research businesses were under the ownership and control of its previous parent company, and the post acquisition period from September 20, 1999 to December 26,1999.

      On April 5, 2001, we completed the acquisition of ClinTrials. The total acquisition cost was $115.1 million, net of cash acquired of $5.7 million. To finance this acquisition we received a $0.4 million additional equity investment from Candover Investments PLC, Candover (Trustees) Limited and certain investment funds indirectly controlled by Candover Investments PLC, borrowed $64.8 million from certain of these Candover entities by issuing to them an additional 10% unsecured subordinated loan stock due 2008 and borrowed $93.7 million under bank credit facilities, $38.3 million of which was used to repay loans under other credit facilities.

      Effective June 25, 2002, we changed our ultimate parent company from a company organized in Scotland to a corporation organized in Delaware.

      On July 3, 2002, we completed our initial public offering of 12 million shares of common stock at a price of $13 per share. The net proceeds from the offering, together with drawings under our new bank credit facility and existing cash resources, were used to repay all of the outstanding principal and interest under our former bank facility and our 10% unsecured subordinated loan stock due 2008.

      We were highly leveraged from the time of our management buyout in 1999 until the completion of our initial public offering. This leverage was due in part to the structure of our management buyout and in part to the incurrence of additional significant indebtedness in connection with our acquisition of ClinTrials in 2001. Our interest expense has therefore been high in relation to our income before taxes. We believe that, because of the size of our interest expense during the period preceding the completion of our initial public offering, our income from operations (i.e., before interest income and interest expenses) is a better measure of the past performance of our businesses than income (or loss) before income taxes or net income (loss).

      We operate in two segments for financial reporting purposes: pre-clinical and clinical. The following table shows, for the periods indicated, a summary of our financial performance by business segment.

	Year Ended	Year Ended	Year Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

	(Dollars in thousands)
Net service revenue:
Pre-clinical	$142,174	$95,172	$45,136
Clinical	80,288	61,124	20,404

	222,462	156,296	65,540

Direct costs excluding depreciation:
Pre-clinical	(62,959)	(44,952)	(22,666)
Clinical	(47,140)	(39,023)	(13,467)

	(110,099)	(83,975)	(36,133)

Selling, general and administrative expenses:
Pre-clinical	(27,772)	(21,907)	(9,850)
Clinical	(21,728)	(15,619)	(2,278)
Corporate overhead:
Other selling, general and administrative expenses	(6,955)	(4,408)	(1,697)
Compensation expense in respect of share options and management equity incentives	(53,020)	—	—
U.K. stamp duty taxes arising on change of ultimate parent company	(1,545)	—	—

	(111,020)	(41,934)	(13,825)

Depreciation:
Pre-clinical	(7,939)	(6,062)	(4,158)
Clinical	(2,376)	(1,966)	(355)

	(10,315)	(8,028)	(4,513)

Amortization of goodwill and intangibles:(1)
Pre-clinical	—	(4,293)	(2,364)
Clinical	—	(3,617)	(917)

	—	(7,910)	(3,281)

Income (loss) from operations:
Pre-clinical	43,504	17,958	6,098
Clinical	9,044	899	3,387
Corporate overhead including compensation expense and UK stamp duty and other selling, general and administrative expenses	(61,520)	(4,408)	(1,697)

	(8,972)	14,449	7,788
Interest expense, net	(11,312)	(17,101)	(7,522)

Income (loss) before income taxes and extraordinary items	(20,284)	(2,652)	266
Provision for income taxes	(6,144)	(2,049)	(682)

Net income (loss) before extraordinary items	(26,428)	(4,701)	(416)
Extraordinary items	(1,581)	(419)	—

Net income (loss)	$(28,009)	$(5,120)	$(416)

(1)	FAS 142 was adopted with effect from January 1, 2002. As a consequence, there is no amortization of goodwill in 2002. The effect of adoption of FAS 142 is shown in Note 4 to our audited financial statements included herein.

      The following table summarizes the above results of operations as a percentage of net service revenue:

	Year Ended	Year Ended	Year Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

Net service revenue:
Pre-clinical	100.0%	100.0%	100.0%
Clinical	100.0%	100.0%	100.0%
Total	100.0%	100.0%	100.0%
Direct costs excluding depreciation:
Pre-clinical	44.3%	47.2%	50.2%
Clinical	58.7%	63.8%	66.0%
Total	49.5%	53.7%	55.1%
Selling, general and administrative expenses:
Pre-clinical	19.5%	23.0%	21.8%
Clinical	27.1%	25.6%	11.2%
Total(1)	49.9%	26.8%	21.1%
Depreciation:
Pre-clinical	5.6%	6.4%	9.2%
Clinical	3.0%	3.2%	1.7%
Total	4.6%	5.1%	6.9%
Amortization of goodwill and intangibles:
Pre-clinical	0.0%	4.5%	5.2%
Clinical	0.0%	5.9%	4.5%
Total	0.0%	5.1%	5.0%
Income (loss) from operations:
Pre-clinical	30.6%	18.9%	13.5%
Clinical	11.3%	1.5%	16.6%
Total(1)	(4.0)%	9.2%	11.9%
Interest expense, net	(5.1)%	(10.9)%	(11.5)%
Income (loss) before income taxes and extraordinary items	(9.1)%	(1.7)%	0.4%

(1)	Including corporate overhead.

      Net Service Revenue. We recognize revenue as costs are incurred and include estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). We recognize revenue related to contract modifications when realization is assured and the amounts can be reasonably determined. When estimated contract costs indicate that a loss will be incurred on a contract, the entire loss is provided for in such period.

      Costs associated with contracting with third party investigators are excluded from net service revenue where they are the direct responsibility of the clients and are passed through to our clients without any mark-up.

      Once a contract for a pre-clinical or clinical trial has been signed, the commencement date may vary depending upon the preparedness of the client’s drug candidate and our capacity availability.

      Direct Costs Excluding Depreciation. These comprise the costs of the direct work force, laboratory consumables and other direct costs associated with the studies we perform for clients.

      Selling, General and Administrative Expenses. These comprise administration costs, marketing expenditure and overhead costs such as the costs of running our facilities that are not allocated to direct costs. These expenses also include corporate overhead costs that are not directly attributable to our operating businesses and include certain costs related to group management, insurance, marketing, professional fees and property.

      Depreciation and Amortization. Depreciation represents the depreciation charged on our tangible fixed assets in accordance with the accounting policies set out in Note 4 of our consolidated financial statements included herein, Summary of Significant Accounting Policies — Property, Plant and Equipment. Amortization represents the amortization of goodwill and other intangible assets over their estimated useful lives. As described in Note 4 of our consolidated financial statements included herein, Summary of Significant Accounting Policies — Intangible Assets, the accounting policy relating to amortization of goodwill changed with effect from January 1, 2002 such that, unless it is necessary to record an impairment of the goodwill, no amortization of the goodwill is recorded after January 1, 2002.

      Interest Expense (Net). Prior to our initial public offering completed in July 2002 this included interest on our bank debt and our 10% unsecured subordinated loan stock due 2008. The bank debt bore interest at rates that ranged between LIBOR plus 2.25% and LIBOR plus 2.75%. The unsecured subordinated loan stock due 2008 accumulated interest at a fixed rate of 10%. We entered into an interest rate cap and collar transaction in 1999 on borrowings in connection with our management buyout. In 2001 we entered into two interest rate swap arrangements in connection with the incremental borrowings used to fund the ClinTrials acquisition. These swaps had the effect of fixing the LIBOR rate at 6.03% on the pounds sterling borrowings and 5.41% on the Canadian dollar borrowings. In years prior to 2001, interest expense included the amortization of costs associated with the cap and collar transaction, in line with the accounting standards then in force. In 2001, interest expense included the cost of recording the cap and collar transaction and the interest rate swaps at their fair values.

      Shortly after the completion of our initial public offering, we used the net proceeds from the offering, together with borrowings under our new bank credit facility and existing cash resources, to repay all of the outstanding principal and interest under our former bank facility and our 10% unsecured subordinated loan stock due 2008. The interest rate hedges entered into in connection with our previously outstanding bank borrowings were subsequently terminated.

      At February 15, 2003 we had bank borrowings of $65.0 million outstanding under the credit facility that we put in place at the time of our initial public offering. These bank borrowings bear interest at floating LIBOR based rates. We have entered into two interest swap arrangements related to these borrowings. The first arrangement is an interest rate swap that has a notional amount of $50 million and expires on October 5, 2005. Under this arrangement the interest rate on $50 million of our debt due under our credit facility is fixed at 4.23%. The second arrangement is an interest rate swap that has a notional amount of $10 million and expires on October 5, 2004. Under this arrangement the interest rate on $10 million of our debt due under our credit facility is fixed at 3.77%. The interest expense in the fourth quarter of 2002 included the cost of marking the value of these swaps to their market value at December 31, 2002.

Critical Accounting Policies and Estimates

      Our significant accounting policies are described in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion method of accounting. In addition, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A discussion of our critical accounting policies and areas where significant estimates are made is set forth in the following paragraphs.

Revenue Recognition

      The majority of our revenues are recorded from fixed-price contracts on a percentage-of-completion basis based on assumptions regarding the estimated cost of completion of the work. Each month costs are accumulated on each project and compared to the budget for that particular project. This determines the percentage-of-completion on the project. This percentage is multiplied by the contract value to determine the amount of revenue that can be recognized. Each month or each quarter, management reviews the budget on each project to determine if the assumptions within the budget are still correct and budgets are adjusted accordingly. As the work progresses, original estimates might be deemed incorrect due to revisions in the scope of work or other factors and a contract modification might be negotiated with the customer to cover additional costs. We bear the risk of cost overruns. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future. Should our estimated costs on fixed price contracts prove to be low in comparison to actual costs, future margins could be reduced, absent our ability to negotiate a contract modification. We accumulate information on each project to refine our bidding process. Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate. Clients generally may terminate a study at any time, which might cause unplanned periods of excess capacity and reduced revenues and earnings. To offset the effects of early terminations of significant contracts, we attempt to negotiate the payment of an early termination fee as part of the original contract.

Reserve for Losses on Contracts

      We have a reserve for losses on contracts which is split between “Unbilled Receivables, net” and “Accrued Expenses” on our Consolidated Balance Sheets. This reflects the fact that our revenue recognition process involves a significant element of judgement in order to estimate the outcome of each contract and that there may be instances where the estimated costs are not covered by the estimated contract revenues. In such instances, we accrue for the whole of the estimated loss on the contract as soon as the estimated loss is identified. We believe our reserve for losses on contracts was adequate as of December 31, 2002 based on our experience of performing contractual work for clients. However, no assurances can be given that actual losses will not exceed the recorded reserve.

Pensions

      Certain of our U.K. based subsidiaries maintain a defined benefit pension plan. This plan provides benefits to substantially all employees and former employees of these subsidiaries in the U.K. On December 31, 2002 this plan was closed to new entrants but it will continue to provide benefits to existing beneficiaries (including existing employees who have not yet retired).

      The net periodic pension charge for the defined benefit pension plan was $3.5 million for the year ended December 31, 2002, $2.8 million for the 52 weeks ended December 30, 2001 and $2.4 million for the 53 weeks ended December 31, 2000. These charges have been calculated based upon a number of actuarial assumptions. These include an expected long-term rate of return on our plan assets, expected long-term rates of compensation increase, price inflation, expected rates of increase for pensions in payment and the discount rate applicable to the plan liabilities.

      We review these assumptions annually. At December 31, 2002 the assumptions were as follows:

Expected return on plan assets	7.5%
Rate of compensation increase	3.5%
Rate of increase in pensions	2.0%
Price inflation	2.0%
Discount rate	5.6%

      If experience were to differ from these assumptions there would be an impact on our pension liability.

      Our pension plan assets are valued at their market value at the end of each year. The allocation of our pension plan assets is approximately 80% equities and 20% fixed interest securities. The expected rate of return established at December 30, 2001 and used during 2002 was 6%. As a result of the negative return on investments actually achieved in 2002 we believe that there is greater potential for growth than was the case a year ago and our long term expected rate of return on plan assets at December 31, 2002 is 7.5%. This change of 1.5% will, in isolation, reduce our 2003 pension expense before taxes by approximately $0.6 million.

      The discount rate is set as the yield on AA- rated corporate bonds. The discount rate was 6.0% at December 30, 2001 and this rate was used to determine the interest cost element of our pension expense in 2002. At December 31, 2002 the discount rate has reduced to 5.6%. This change, in the absence of any other factors, increases our projected benefit obligation by approximately $6.6 million. Such an increase would lead to additional amortization expense in 2003 of approximately $0.4 million. However, there are other factors, including the negative return in 2002 on the pension plan assets which will impact our 2003 amortization expense and the actual anticipated increase in the 2003 amortization expense is described in the following paragraph.

      The projected benefit obligations under our defined benefit plan exceed the fair value of the pension plan assets at December 31, 2002 by $24.3 million. This deficit has increased by $14.9 million during 2002 from $9.4 million at the start of the year. The deficit is of a magnitude that Statement of Financial Accounting Standards (“FAS”) 87 requires us to record additional amortization of the deficit through our income statement in 2003 amounting to $0.8 million. The additional amortization expense through 2002 was $0.1 million and thus we anticipate that in 2003 the amortization of the deficit element of our pension expense will increase by $0.7 million.

      Our actuaries also calculate the accumulated benefit obligation of the plan at the end of each year and we are required to record an additional liability if the value of the plan assets and the net liabilities recognized is less than the accumulated benefit obligation. In consequence, at December 30, 2001 we recorded an additional liability of $1.6 million and at December 31, 2002 we recorded a further $8.0 million to bring the total additional liability recorded to $9.6 million.

      This additional charge is recorded through other comprehensive income net of deferred taxes and does not affect the income statement. However, it does reduce shareholders’ equity. Shareholders’ equity is used as one figure in the covenant calculations set out in our bank facility agreement and while we are currently in compliance with our covenants, if the deterioration of the funding position of the pension plan continues in the future and we are required to record further liabilities in future years, this could impact compliance with our bank covenants.

Implementation of FAS 142 on January 1, 2002

      The statement of operations for the year ended December 31, 2002 does not include any expenses in respect of the amortization of goodwill and intangibles. FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which became effective on January 1, 2002, altered the treatment of goodwill. Goodwill is no longer subject to amortization through the statement of operations. Instead, goodwill is subject to impairment testing on at least an annual basis. The following table contains a presentation of our income before extraordinary items, net income (loss) and related per share amounts, calculated as if FAS 142 had been in effect throughout the periods presented.

		52 Weeks	53 Weeks
	Year Ended	Ended	Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

	(Dollars in thousands except share
	and per share amounts)
Net income (loss) before extraordinary items	$(26,428)	$2,378	$2,529

Net income (loss)	$(28,009)	$1,959	$2,529

Earnings (loss) per share before extraordinary items:
Basic	$(0.89)	$0.11	$0.16
Diluted	$(0.89)	$0.11	$0.16
Earnings (loss) per share after extraordinary items:
Basic	$(0.94)	$0.09	$0.16
Diluted	$(0.94)	$0.09	$0.16
Weighted average number of common shares outstanding:
Basic	29,735,957	21,489,571	15,803,724
Diluted	29,735,957	21,489,571	15,803,724

      In accordance with FAS 128 there is no dilution shown in the above table in relation to the share options outstanding in the years ended December 30, 2001 and December 31, 2000. This is because exercise of all the options concerned was conditional upon completion of a listing of our shares on a recognized stock exchange and this condition had not been satisfied at either year end.

Earnings Charges in Respect of the Change in Ultimate Parent Company and in Respect of Equity-Based Compensation

      The transactions through which we changed our ultimate parent company had several effects that required us to take charges against earnings in 2002. These charges comprised:

(i) Stamp Duty Taxes. As a result of the change in our ultimate parent company we were required to pay stamp duty taxes to the U.K. Inland Revenue. The aggregate amount of the stamp duty taxes paid by us in connection with this transaction was $1.5 million.

(ii) A Compensation Charge in Respect of a Change in the Relative Equity Ownership of Certain Members of Management. Under the terms of a management incentive scheme originally put in place at the time of our leveraged buy-out in 1999, management’s percentage ownership of our common stock increased as a consequence of the change in our ultimate parent company. We were required under applicable accounting rules to record a compensation expense, or charge, equal to the increase in value of the equity ownership position of management resulting from the increase in their percentage ownership of us. This compensation expense amounted to $29.1 million.

(iii) A Compensation Charge in Respect of Certain Outstanding Employee Stock Options. Due to certain features of the stock options granted by us prior to the initial public offering, we were required to record a compensation expense in connection with the offering of $19.4 million. In addition, we recorded a further charge of $4.5 million for compensation expense on the amendment and exercise of share options in the first quarter of 2002.

      In addition to the above, we also expect to incur compensation-related charges when certain of our U.K.-based employees exercise stock options issued before the date of our initial public offering. This is because we will be required to pay U.K. National Insurance contributions at the time of exercise based on the profit realized when the option is exercised.

      If all the relevant options were exercised when our shares were trading at our initial public offering price of $13 per share, the compensation charge would be $1.3 million. If all the relevant options were exercised when our shares were trading at $25 per share, the charge would increase to $1.5 million. In the period from our initial public offering to December 31, 2002, we incurred compensation charges related to U.K. National Insurance Contributions on the exercise of these stock options amounting to $0.1 million.

Exchange Rate Fluctuations

      Our consolidated financial statements are prepared in U.S. dollars. Our principal businesses are based in the United States, the United Kingdom and Canada. Our United Kingdom and Canadian operations record their transactions in local currencies. Accordingly, fluctuations in the pound sterling and Canadian dollar exchange rates will impact the results of operations reported in U.S. dollars.

      The results of our non-U.S. operations have been translated from pounds sterling and Canadian dollars using the following average exchange rates:

	U.S. Dollars per	U.S. Dollars per
	Pound Sterling	Canadian Dollar

Fiscal Year
2000	$1.5156	N/A
2001	1.4405	$0.6428 (1)
2002	1.5032	0.6368

(1)	Average for the period from April 5, 2001, the date we acquired ClinTrials, to December 30, 2001.

      The following table sets forth the percentage of our net service revenue arising in the United Kingdom and Canada:

	United Kingdom	Canada

Fiscal Year
2000	98%	0%
2001	54%	31%
2002	46%	38%

      Our Canadian business invoices a significant proportion of its revenues in U.S. dollars, although its costs are largely in Canadian dollars. This can result in transaction exchange gains or losses that are reflected in its statement of operations. The foreign currency gains or losses recognized in the statement of operations and included in “Selling, general and administrative expenses” were a loss of $0.4 million for the fiscal year ended December 31, 2002, a gain of $1.2 million for the fiscal year ended December 30, 2001 and a loss of less than $0.1 million for the fiscal year ended December 31, 2000.

Results of Operations

Fiscal 2002 Compared to Fiscal 2001

      Net Service Revenue. Our aggregate net service revenue in 2002 was $222.5 million, an increase of $66.2 million, or 42%, over 2001 net service revenue of $156.3 million.

      Pre-clinical. Net service revenue in 2002 was $142.2 million, an increase of $47.0 million, or 49%, over revenues of $95.2 million in 2001. The Canadian pre-clinical operations of ClinTrials, which we acquired in April 2001, contributed $84.6 million to net revenue in 2002 compared to $48.2 million for the nine month post acquisition period in 2001. Net service revenue for the (non-ClinTrials) balance of our pre-clinical business increased by $10.6 million, or 23% (17% when expressed in local currency). Net service revenue from the pre-clinical operations of ClinTrials increased by $21.2 million, or 33%, in 2002 compared to 2001 (including the period prior to April 6, 2001 when we acquired ClinTrials). Movements in exchange rates did not have a material impact on the net service revenue of these operations in 2002.

      Our pre-clinical business experienced exceptional demand for its services in 2002, both for toxicology and laboratory sciences services. As a consequence of this, and particularly the high levels of utilization in our toxicology facilities, in 2002 we focused on shifting this business segment’s revenue mix further towards higher value-added, higher margin specialty services, such as inhalation and infusion toxicology studies. In parallel with this shift, our laboratory sciences business benefited in 2002 from increased demand in connection with the provision of specialty toxicology services by us, as well as through increased demand for its services independent of our toxicology services business. This increased demand reflects our continuing strategy to increase the proportion of our revenues generated by our laboratory sciences services business within our pre-clinical business segment.

      Clinical. Net service revenue from our clinical operations in 2002 was $80.3 million, an increase of $19.2 million, or 31%, over revenues of $61.1 million in 2001. The clinical operations of ClinTrials contributed $55.7 million to net revenue in 2002 compared to $40.4 million for the nine month post acquisition period in 2001. Net service revenue for the (non-ClinTrials) balance of our clinical business increased by $3.9 million or 19% (14% when expressed in local currency). Net service revenue from the ClinTrials clinical operations increased by $6.3 million, or 13%, in 2002 compared to 2001 (including the period prior to April 6, 2001 when we acquired ClinTrials), or 11% when expressed in local currency.

      The Phase II-IV business experienced a 16% increase in net service revenues in 2002 compared to 2001 (including the period prior to April 5, 2001 for the acquired ClinTrials businesses) reflecting higher activity levels in those operations and improved hourly revenue recovery rates as we replaced old, less profitable ClinTrials contracts with more appropriately priced new business. Our Phase I clinic experienced growth in net service revenues of 9% in 2002 compared to 2001.

      Direct Costs Excluding Depreciation. In 2002 direct costs excluding depreciation totaled $110.1 million, an increase of $26.1 million, or 31%, from $84.0 million in 2001. Direct costs were 49% of net service revenue in 2002 compared to 54% in 2001.

      Pre-clinical. Direct costs excluding depreciation of our pre-clinical business in 2002 were $63.0 million, an increase of $18.0 million, or 40%, over costs of $45.0 million in 2001. In 2002, these costs were 44% of net service revenue, compared to 47% in 2001. This improvement in gross margins reflects a continued emphasis by management of our pre-clinical business on cost control and improved business processes at a time when demand for our higher value-added, higher margin toxicology and laboratory sciences services have increased significantly.

      Clinical. Direct costs excluding depreciation of our clinical business in 2002 were $47.1 million, an increase of $8.1 million, or 21% over costs of $39.0 million in 2001. In 2002 these costs were 59% of net service revenues compared to 64% in 2001 reflecting the continued focus of the management of our clinical business on improved contract pricing and cost control, particularly in the former ClinTrials businesses.

      Selling, General and Administrative Expenses. In 2002 selling, general and administrative expenses totaled $111.0 million as compared to $41.9 million in 2001. In 2002, an aggregate of $54.6 million of these expenses consisted of charges associated with our initial public offering and related change in ultimate parent company. Excluding these charges, selling, general and administrative expenses represented 25% of net service revenues in 2002, compared with 27% in 2001.

      Pre-clinical. Selling, general and administrative costs in 2002 were $27.8 million, an increase of $5.9 million, or 27%, from $21.9 million in 2001. Approximately $1.5 million of this increase was attributable to transaction exchange losses, which realized a loss of $0.3 million in 2002 as compared to a gain of $1.2 million in 2001. When expressed as a percentage of net service revenue, selling, general and administrative costs declined to 20% in 2002, from 23% in 2001, reflecting a continued emphasis by the management of our pre-clinical business on cost control and improved business processes at a time when revenues increased significantly.

      Clinical. Selling, general and administrative costs in 2002 were $21.7 million, an increase of $6.1 million, or 39%, from $15.6 million in 2001. When expressed as a percentage of net service revenue, selling, general and administrative costs were 27% in 2002, compared to 26% in 2001. The principal reason for this increase is the inclusion of the higher costs (relative to net service revenue) of the acquired ClinTrials businesses for the whole of 2002 compared to only nine months in 2001.

      Corporate Overhead. Corporate overhead in 2002 includes a compensation charge of $23.9 million in respect of stock options, a charge of $29.1 million in respect of other equity-based compensation and a charge of $1.5 million relating to stamp duty taxes payable on the change of ultimate parent company effected by us immediately before our initial public offering. Other corporate overhead amounted to $7.0 million. The increase in other corporate overhead of $2.5 million, or 58%, over 2001 is due primarily to the additional costs associated with becoming a publicly listed company.

      Amortization of Intangible Assets. Pursuant to the requirements of FAS 142 which took effect from January 1, 2002, our 2002 results reflect no amortization of goodwill or intangible assets. Amortization of intangible assets in 2001 amounted to $7.9 million.

      Income from Operations. In 2002 the loss from operations amounted to $9.0 million after giving effect to compensation expenses and stamp duty costs of $54.6 million. Income from operations in 2001 amounted to $22.4 million, or 14% of net service revenue, after excluding from the calculation an amortization expense incurred in that year of $7.9 million.

      Pre-clinical. Income from operations in our pre-clinical business increased to $43.5 million in 2002 compared to $18.0 million in 2001.

      Clinical. Income from operations in our clinical business was $9.0 million in 2002 compared to $0.9 million in 2001.

      Interest Expense. Interest expense in 2002 was $11.3 million, a reduction of $5.8 million, or 34%, from $17.1 million in 2001. In the first half of 2002, interest expense increased by $3.3 million compared to the equivalent period in 2001. This increase was due principally to increases in borrowings used to finance the acquisition of ClinTrials in April 2001. Immediately following our initial public offering, at the start of the third quarter of 2002, we refinanced our outstanding bank borrowings and our 10% unsecured subordinated loan stock due 2008 using proceeds from the offering, borrowings under a new bank credit facility and our existing cash resources. As a result, our total debt declined from $223.1 million to $74.3 million at July 31, 2002. Principally as a result of this reduction in total debt our interest expense for the six months ended December 31, 2002 was $9.1 million lower than our interest expense for the corresponding period in 2001. In the fourth quarter of 2002, our interest expense includes a charge of $1.1 million, reflecting a mark-to-market revaluation of the interest rate swaps we entered into during the third quarter of 2002. The interest expense of $17.1 million that we incurred in 2001 included a charge of $2.1 million, reflecting a mark-to-market revaluation of our previous interest rate hedges.

      Provision for Income Taxes. Our provision for income taxes in 2002 was $6.1 million, or 18% of adjusted income before taxes of $34.3 million (calculated without giving effect to the compensation expense and stamp duty taxes of $54.6 million). U.K. and Canadian Federal research and development tax credits amounted to $7.5 million, or 22% of adjusted income before taxes. In 2001 our provision for taxes was $2.0 million on losses before income taxes of $2.7 million. This provision in 2001 was required because, even though we reported a loss on a consolidated basis for that year, a number of our subsidiaries were profitable.

      Extraordinary Items. The extraordinary item of $1.6 million we reported for 2002 relates to the write-off of deferred debt issue costs on our 10% unsecured subordinated loan stock due 2008 and on the bank credit facility we terminated and replaced following our initial public offering. This amount is net of a tax benefit of $0.4 million. The extraordinary item reflected in our statement of operations for 2001 was the write-off of deferred debt issue costs on a bank facility that was cancelled and replaced at the time of the ClinTrials acquisition in April 2001.

     Fiscal 2001 compared to Fiscal 2000

      Net Service Revenue. Net service revenue in 2001 was $156.3 million, an increase of $90.8 million, or 138%, over 2000 net service revenue of $65.5 million.

      Pre-clinical. Net service revenue in 2001 was $95.2 million, an increase of $50.1 million, or 111%, over revenues of $45.1 million in 2000. The acquisition of the Canadian pre-clinical operations of ClinTrials in April 2001 increased net service revenue in 2001 by $48.2 million, or 107%. Net service revenue for the original Inveresk Research pre-clinical operations increased by $1.9 million, or 4%. Net service revenue for the original Inveresk Research pre-clinical operations when expressed in local currency, pounds sterling, grew by 10% in 2001. Net service revenue from our acquired Canadian pre-clinical operations increased by $5.0 million, or 12%, for the period from April 6, 2001 (the date we acquired ClinTrials) to December 30, 2001 over revenues of $43.2 million in the comparable period from April 2000 to December 31, 2000 when such operations were under prior ownership. Net service revenue for our Canadian pre-clinical operations when expressed in local currency, Canadian dollars, grew by 16% in 2001. Both of our pre-clinical facilities experienced strong demand for their services in 2001. The utilization rates in both of our operations also increased in 2001, permitting the pre-clinical segment to further improve its business mix by increasing the proportion of its revenues represented by higher value-added safety and pharmacology evaluation services. Our laboratory sciences and clinical support operations also continued to experience increased revenue levels in 2001.

      Clinical. Net service revenue in 2001 was $61.1 million, an increase of $40.7 million, or 200%, over revenues of $20.4 million in 2000. The acquisition of ClinTrials in April 2001 increased net service revenue in 2001 by $40.3 million, or 198%. Net service revenue at the original Inveresk Research clinical development operations increased by $0.4 million, or 2%. Net service revenue for the original Inveresk Research clinical operations when expressed in local currency, pounds sterling, grew by 7% in 2001. Net service revenue in the acquired ClinTrials clinical trials operations increased by $2.1 million, or 5%, over revenues of $38.3 million in the comparable period from April 2000 to December 31, 2000. Our clinical trials management business experienced stronger demand for its services in 2001. Our Phase I clinical trials operation benefited from expanded capacity for the whole of 2001 and improved business mix. Our Phase II-IV revenues increased as the result of a full year’s revenues from the opening of our offices in Prague and Warsaw in 2000 and from increased stability in the client base at the acquired ClinTrials clinical operations.

      Direct Costs Excluding Depreciation. In 2001 direct costs excluding depreciation totaled $84.0 million, an increase of $47.9 million, or 132%, from $36.1 million in 2000. These costs were 53.7% of net service revenue in 2001 compared to 55.1% in 2000.

      Pre-clinical. Direct costs excluding depreciation in 2001 were $45.0 million, an increase of $22.3 million, or 98%, over costs of $22.7 million in 2000. In 2001 these costs were 47.2% of net service revenue, compared to 50.2% in 2000. Both of our pre-clinical facilities contributed to improved margins in 2001. This was attributable to more efficient use of our facilities, an improvement in the business mix and continuing attention to cost control.

      Clinical. Direct costs excluding depreciation in 2001 were $39.0 million, an increase of $25.6 million, or 190%, over costs of $13.5 million in 2000. In 2001 these costs were 63.8% of net service revenue, compared to 66.0% in 2000. The margin improvement in 2001 was due primarily to stronger demand for our services, improved pricing and continuing attention to cost control, as well as restructuring measures undertaken within the acquired ClinTrials clinical operations.

      Selling, General and Administrative Expenses. In 2001 selling, general and administrative expenses totaled $41.9 million, an increase of $28.1 million, or 203%, from $13.8 million in 2000. Selling, general and administrative expenses in 2001 were 26.8% of net service revenue in 2001 compared to 21.1% in 2000.

      Pre-clinical. Selling, general and administrative costs in 2001 were $21.9 million, an increase of $12.1 million, or 122%, over costs of $9.8 million in 2000. Selling general and administrative costs increased from 21.8% of net service revenue in 2000 to 23.0% in 2001. The increased level of costs was associated with additional investment in infrastructure, including quality assurance and information technology, to support the growth of our pre-clinical business. This was offset partially by transaction exchange gains totaling $1.2 million arising mainly in our Canadian operations.

      Clinical. Selling, general and administrative costs in 2001 were $15.6 million, an increase of $13.3 million, or 586%, over costs of $2.3 million in 2000. Selling, general and administrative expenses increased from 11.2% of net service revenue in 2000 to 25.6% in 2001. This increase is wholly attributable to the higher cost structure levels in the acquired ClinTrials clinical development operations. The selling, general and administrative costs in our original Inveresk Research clinical operations, as a percentage of net service revenues, marginally declined from 2000 levels. The clinical development operations acquired with ClinTrials were unprofitable at the time they were acquired, which resulted primarily from an excessive overhead cost structure. We have successfully implemented a restructuring plan in the acquired ClinTrials European clinical business. This resulted in a reduction in head count and the relocation of certain operations from Maidenhead in England to more cost-effective locations in Scotland. Additional cost reduction measures were undertaken in the ClinTrials U.S. clinical development operations.

      Corporate Overhead. The 160% increase in these costs during 2001 is attributable to the increased corporate overhead following the ClinTrials acquisition.

      Amortization of Intangible Assets. In 2001 amortization of intangible assets totaled $7.9 million ($4.3 million relating to our pre-clinical business and $3.6 million relating to our clinical business), an increase of $4.6 million, or 141%, from $3.3 million in 2000. The increase was due to the additional amortization resulting from the ClinTrials acquisition in April 2001. As described in Note 4 to the consolidated financial statements included herein, the accounting policy relating to amortization of goodwill changed from January 1, 2002 such that, unless it is necessary to record an impairment of the goodwill values, we will not record any amortization of goodwill for any period beginning on or after January 1, 2002.

      Income from Operations. Income from operations in 2001 was $14.4 million, an increase of $6.7 million, or 86%, from $7.8 million in 2000. Income from operations in 2001 was 9.2% of net service revenue, compared to 11.9% in 2000.

      Pre-clinical. Income from operations increased by $11.9 million, or 194%, from $6.1 million in 2000 to $18.0 million in 2001 for the reasons set forth above.

      Clinical. Income from operations decreased by $2.5 million, or 73%, from $3.4 million in 2000 to $0.9 million in 2001, for the reasons set forth above.

      Interest Expense. Interest expense in 2001 was $17.1 million, an increase of $9.6 million or 127% from $7.5 million in 2000. The main reason for this increase was the additional borrowings that were used to finance the ClinTrials acquisition in April 2001.

      Provision for Income Taxes. Provision for income taxes in 2001 was $2.0 million on losses before income taxes of $2.7 million. In 2000, the provision for income taxes was $0.7 million on profits before income taxes of $0.3 million.

      Extraordinary Item. The extraordinary item reflected in our statement of operations for 2001 was the write off of deferred debt issue costs on bank facilities cancelled and replaced at the time of the ClinTrials acquisition in April 2001. There were no extraordinary items in 2000.

     Quarterly Results from Operations

      Certain of our operations have experienced, and may continue to experience, period-to-period fluctuations in net service revenue and results from operations. Because we generate a large proportion of our revenue from services billed at hourly rates, our net service revenue in any period is directly related to the number of employees and the number of hours worked by those employees during that period. Our results of operations in any one quarter can fluctuate depending upon, among other things, the number of weeks in the quarter, the number and scope of ongoing client engagements, the commencement, postponement and termination of engagements in the quarter, the mix of revenue, the extent of cost overruns, employee hiring, holiday patterns, severe weather conditions, exchange rate fluctuations and other factors. We may also, in any given quarter, be required to make U.K. National Insurance contributions in connection with the exercise of options issued prior to our initial public offering by certain of our U.K. resident employees. We have only limited ability to compensate for periods of underutilization during one part of a fiscal period by augmenting revenues during another part of that period. We believe that operating results for any particular quarter are not necessarily a meaningful indication of the health of our business or of future results.

      The following table sets out the unaudited quarterly consolidated financial data for the four quarters in the period January 1, 2002 to December 31, 2002 and the four quarters from January 1, 2001 to December 30, 2001. The unaudited quarterly consolidated financial data has been prepared on a basis consistent with the audited consolidated financial data, which are included in this Form 10-K. In the opinion of management they reflect all adjustments of a normal and recurring nature which are necessary to present fairly the results of operations for the quarterly periods.

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002

	(Dollars in thousands except share and per share data)
Net service revenue
Pre-clinical	$36,092	$35,236	$36,367	$34,479
Clinical	21,735	20,687	19,182	18,684

	$57,827	$55,923	$55,549	$53,163

Income (loss) from operations
Pre-clinical	$10,927	$10,839	$11,356	$10,382
Clinical	3,107	2,786	2,381	770
Corporate overhead including compensation expense and stamp duty	(2,056)	(1,930)	(51,614)	(5,920)

	$11,978	$11,695	$(37,877)	$5,232

Net income (loss)	$9,403	$7,339	$(44,337)	$(414)

Earnings (loss) per share before extraordinary items:
Basic	$0.26	$0.25	$(1.87)	$(0.02)
Diluted	$0.25	$0.24	$(1.87)	$(0.02)
Earnings (loss) per share after extraordinary items:
Basic	$0.26	$0.21	$(1.87)	$(0.02)
Diluted	$0.25	$0.20	$(1.87)	$(0.02)
Weighted average number of common shares outstanding:
Basic	35,984,350	35,570,449	23,770,595	23,485,654
Diluted	37,796,452	37,385,219	23,770,595	23,485,654

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 30,	September 30,	June 24,	March 25,
	2001	2001	2001	2001

	(Dollars in thousands except share and per share data)
Net service revenue
Pre-clinical	$28,590	$27,998	$27,193	$11,392
Clinical	18,679	18,849	19,013	4,582

	$47,269	$46,847	$46,206	$15,974

Income (loss) from operations
Pre-clinical	$6,203	$5,910	$4,795	$1,050
Clinical	1,068	403	(1,352)	780
Corporate overhead	(1,474)	(1,208)	(1,361)	(365)

	$5,797	$5,105	$2,082	$1,465

Net income (loss)	$250	$(1,961)	$(3,217)	$(192)

Earnings (loss) per share before extraordinary items:
Basic	$0.01	$(0.08)	$(0.12)	$(0.01)
Diluted	$0.01	$(0.08)	$(0.12)	$(0.01)
Earnings (loss) per share after extraordinary items:
Basic	$0.01	$(0.08)	$(0.14)	$(0.01)
Diluted	$0.01	$(0.08)	$(0.14)	$(0.01)
Weighted average number of common shares outstanding:
Basic	23,469,088	23,469,088	22,626,740	15,803,724
Diluted	23,469,088	23,469,088	22,626,740	15,803,724

Liquidity and Capital Resources

      Cash and cash equivalents totaled $19.9 million at December 31, 2002 compared with $16.1 million at December 30, 2001. Our principal sources of liquidity are cash flow from operations, borrowings under our credit facility and proceeds raised from the sale of our capital stock.

      On July 3, 2002, we completed our initial public offering of 12 million shares of common stock at a price of $13 per share. The net proceeds of the offering, together with drawings under our new bank credit facility and existing cash resources, were used to repay all of the outstanding principal and interest under our former bank facility and our 10% unsecured subordinated loan stock due 2008.

      At December 31, 2002, our bank credit facility provided us with an aggregate of up to $75 million through $50 million of term loans in U.S. dollars and up to $25 million of multi-currency revolving loans. At December 31, 2002, we had drawn approximately $67.5 million in term and revolving loans under the facility. Of that amount, $50 million has been drawn as a five year term loan with repayments commencing in June 2004 and ending in June 2007, and approximately $17.5 million was drawn pursuant to the multi-currency revolver portion of the facility. The approximately $17.5 million drawn under the revolver is repayable on or prior to June 20, 2005. This facility bears interest at floating, LIBOR-based rates. However, we have limited our exposure to interest rate fluctuations on the loans drawn under this facility through a series of interest rate swaps. Our credit facility subjects us to significant affirmative, negative and financial covenants, is guaranteed by us and our significant subsidiaries and is secured by liens on substantially all of our assets.

      Working capital balances which arise from our contracts with customers comprise accounts receivable, unbilled receivables and advance billings. A summary of these balances at December 31, 2002, September 30,

2002, June 30, 2002, March 31, 2002 and December 31, 2001 together with the number of days billings that they represent is set forth below.

	December 31, 2002		September 30, 2002		June 30, 2002		March 31, 2002		December 30, 2001

		No. of		No. of		No. of		No. of		No. of
	Balance	Days Net	Balance	Days Net	Balance	Days Net	Balance	Days Net	Balance	Days Net
	($’000s)	Revenue	($’000s)	Revenue	($’000s)	Revenue	($’000s)	Revenue	($’000s)	Revenue

Accounts receivable	$39,266	64	$34,184	57	$35,323	59	$32,258	55	$32,646	66
Unbilled receivables	20,706	34	23,679	39	22,354	37	21,354	37	19,999	40

Sub total	59,972	98	57,863	96	57,677	96	53,612	92	52,645	106
Advance billings	(41,415)	(68)	(36,734)	(61)	(33,656)	(56)	(29,644)	(51)	(30,380)	(61)

	$18,557	30	$21,129	35	$24,021	40	$23,968	41	$22,265	45

      The impact of the above balances on our cash flow from operations by quarter in 2002 and for the whole of 2001 was as follows:

	13 Weeks	13 Weeks	13 Weeks	13 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,	December 30,
	2002	2002	2002	2002	2001

Cash inflow (outflow):
Accounts receivable including unbilled receivables	$(2,109)	$(186)	$(4,065)	$(967)	$(1,682)
Advance billings	4,681	3,078	4,012	(736)	(361)
	$2,572	$2,892	$(53)	$(1,703)	$(2,043)

      The cash generated by our operating activities was $29.8 million in 2002, after paying $21.5 million of accumulated interest on our 10% unsecured subordinated loan stock due 2008 following our initial public offering. Cash generated by operating activities was $19.5 million in 2001. Compared to this, the cash flows relating to working capital movements are not a major factor affecting liquidity.

      Our scheduled debt repayments during 2003 are $0.2 million. We anticipate that our operating cash flow, together with available borrowings under our credit facility and the net proceeds we receive from any offerings, will be sufficient to meet our anticipated future operating expenses, capital expenditures (including our planned expansions at our pre-clinical facilities) and debt service obligations as they become due over the next twelve months. Our corporate strategy of seeking continued growth contemplates the possibility of growth through acquisitions of other businesses, should appropriate opportunities become available. If we decide to seek to acquire other businesses, we expect to fund these acquisitions from existing cash resources, through additional borrowings and, possibly, with the proceeds of sales of our capital stock. We also may pursue acquisitions in which the consideration we pay takes the form of our capital stock.

Fiscal 2002 Compared to Fiscal 2001

      Cash flow from operations in 2002 was $29.8 million after paying $21.5 million of accumulated interest on our 10% unsecured subordinated loan stock due 2008 following our initial public offering. Cash flow from operations in 2002 before deducting this interest was $51.2 million compared to $19.5 million in 2001. This reflects the significant increase in the size of our business as a result of the ClinTrials acquisition and also the improvement in operating results of all our businesses as described above. Capital expenditures were $25.5 million in 2002 compared to $11.1 million in 2001. This increase in capital expenditure is mainly attributable to the expansion of our pre-clinical operations in Scotland and Canada.

      The net cash outflow from our financing activities in 2002 was $0.1 million after giving effect to the completion of our initial public offering and related repayment of debt discussed above. In 2001, the net cash received from financing activities was $115.5 million, representing cash flows associated with the financing of the ClinTrials acquisition in April 2001.

Fiscal 2001 Compared to Fiscal 2000

      Cash flow from operations in 2001 was $19.5 million compared to $12.7 million in 2000. Net cash used in investing activities in 2001 was $126.3 million compared to $6.8 million in 2000. The increase was due primarily to the acquisition of ClinTrials for $115.1 million net of cash acquired of $5.7 million. Capital expenditures in 2001 were $11.1 million compared to $6.8 million in 2000, the increase being accounted for primarily by capital expenditures at our acquired pre-clinical operations in Canada.

      Net cash flows from financing activities in 2001 were $115.5 million versus net cash flows used in financing activities of $3.1 million in 2000. The activities in 2001 consisted of the repayment of long-term debt amounting to $38.3 million, repayment of short-term debt of $3.0 million, the issue of new equity for $0.4 million and the receipt of proceeds from long-term borrowings, net of issue costs, of $156.4 million in connection with the financing arrangements for the acquisition of ClinTrials.

Recent Accounting Pronouncements

      In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” The principal change reflected in these pronouncements is that gains or losses from extinguishment of debt which are classified as extraordinary items by FAS 4 will no longer be classified as such. We plan to adopt FAS 145 for our fiscal year ending December 31, 2003. When adopted, prior extraordinary items related to the extinguishment of debt will be reclassified. This will result in the extraordinary items of $1.6 million (being $2.0 million before taxes and $0.4 million of income taxes) in 2002 and $0.4 million (being $0.6 million before taxes and $0.2 million of income taxes) in 2001 being reclassified to the interest expense and income taxes captions.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/ measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or results of operations.

      In December 2002, the FASB issued FAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” which is an amendment of FAS 123 “Accounting for Stock-Based Compensation.” FAS 148 provides alternative methods of transition from the intrinsic value method of accounting for stock options prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” to the fair value-based method of accounting required by FAS 123. We have not yet decided on what course of action to take in response to this standard but management recognizes that a change to the fair value method of accounting from the current intrinsic value method may be required at some future date. It is not possible at present to assess the impact that any such change may have on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are subject to market risks arising from changes in interest rates and foreign currency exchange rates.

      Our primary interest rate exposure results from changes in LIBOR or the base rates that are used to determine the applicable interest rates under our bank credit facility. The bank facilities that we put in place at the time of our initial public offering of shares in June 2002 bear interest at LIBOR plus 1.25%.

      In the third quarter of 2002 we cancelled the interest rate hedges that we used to hedge the interest exposure on our bank borrowings prior to our initial public offering. We subsequently entered into two new interest rate swap arrangements to hedge the interest rate exposure on our current bank borrowings. The first arrangement is an interest rate swap, which has a notional amount of $50 million and expires on October 5, 2005. Under this agreement the interest rate on $50 million of debt is fixed at 4.23%. The second arrangement is an interest rate swap, which has a notional amount of $10 million and expires on October 5, 2004. Under this arrangement the interest rate on $10 million of debt is fixed at 3.77%.

      As a consequence of these swaps, the current level of our bank debt which is exposed to fluctuations in interest rates is $5.0 million. Our potential loss over one year that would result from a hypothetical, instantaneous change of 100 basis points in the interest rate on all our variable rate obligations would be approximately $0.1 million. Our bank debt is all denominated in U.S. dollars and thus fluctuations in exchange rates do not impact these borrowings.

      We have not designated these swaps as hedges pursuant to FAS 133. As a consequence, we record, through the interest expense category in our statement of operations, any changes in the fair value of the swaps. The fair value of the swaps will fluctuate, mainly as a consequence of changes in market rates of interest. Accordingly, changes in market rates of interest can cause fluctuations in the level of our recorded interest expense from period to period. However, over the terms of the swaps, the total interest expense on our bank borrowings will equate to the fixed rates of 4.23% on $50 million of debt and 3.77% on $10 million of debt as mentioned above.

      A significant proportion of the revenues of our Canadian business are earned in U.S. dollars whereas the costs of the business are predominantly in Canadian dollars. Accordingly, fluctuations in the US dollar/ Canadian dollar exchange rate will give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. dollars to Canadian dollars and the retranslation of cash, accounts receivable and unbilled receivable balances and to a lesser extent accounts payable balances. The amounts of these U.S. dollar denominated balances will fluctuate from time to time but based on the last six months of 2002, we estimate that a hypothetical instantaneous 5% devaluation of the U.S. dollar compared to the Canadian dollar would give rise to an exchange loss in selling general and administrative expenses of approximately $0.8 million before income tax effects. On the same basis, we estimate that a hypothetical instantaneous 5% devaluation of the Canadian dollar compared to the U.S. dollar would give rise to an exchange gain in selling general and administrative expenses of approximately $0.8 million before income tax effects.

      Our consolidated financial statements are prepared in U.S. dollars. The functional currency of each of our subsidiaries is the local currency of the country in which the subsidiary is located. Our principal operating subsidiaries are located in the United Kingdom and Canada and together they accounted for 84% of our net service revenue in 2002. Accordingly, fluctuations in the exchange rates between pounds sterling, Canadian dollars and U.S. dollars will affect the translation of our results for financial reporting purposes.

      We would also have exposure to foreign currency exchange rate fluctuations for the cash flows received from our foreign affiliates. This risk is mitigated by the fact that their operations are conducted in their respective local currencies, and it is not our intention to repatriate earnings prospectively.

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

Item 8.     Financial Statements and Supplementary Data

INVERESK RESEARCH GROUP, INC.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Inveresk Research Group, Inc.:

      We have audited the accompanying consolidated balance sheets of Inveresk Research Group, Inc. (a Delaware corporation) and its subsidiaries as of December 31, 2002 and December 30, 2001, and the related consolidated statements of operations, comprehensive loss and shareholders’ equity, and cash flows for the years ended December 31, 2002, December 30, 2001 and December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inveresk Research Group, Inc. and its subsidiaries as of December 31, 2002, and December 30, 2001 and the results of its operations and its cash flows for the years ended December 31, 2002, December 30, 2001, December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

      As explained in Note 4 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statements of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

/s/ Deloitte & Touche

Edinburgh, Scotland

February 17, 2003

INVERESK RESEARCH GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		52 Weeks	53 Weeks
	Year Ended	Ended	Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

	(In thousands, except share and per share data)
Net service revenue	$222,462	$156,296	$65,540
Direct costs excluding depreciation of $3,596, $2,832 and $2,017, respectively	(110,099)	(83,975)	(36,133)

	112,363	72,321	29,407
Selling, general and administrative expenses:
Compensation expense in respect of share options and management equity incentives	(53,020)	—	—
U.K. stamp duty taxes arising on change of ultimate parent company	(1,545)	—	—
Other selling, general and administrative expenses	(56,455)	(41,934)	(13,825)

Total selling, general and administrative expenses	(111,020)	(41,934)	(13,825)
Depreciation	(10,315)	(8,028)	(4,513)
Amortization of goodwill and intangibles	—	(7,910)	(3,281)

Income (loss) from operations	(8,972)	14,449	7,788
Interest income	344	483	367
Interest expense	(11,656)	(17,584)	(7,889)

Income (loss) before income taxes and extraordinary items	(20,284)	(2,652)	266
Provision for income taxes (Note 13)	(6,144)	(2,049)	(682)

Net income (loss) before extraordinary items	(26,428)	(4,701)	(416)

Extraordinary items	(1,581)	(419)	—

Net income (loss)	$(28,009)	$(5,120)	$(416)

Earnings (loss) per share before extraordinary items:
Basic	$(0.89)	$(0.22)	$(0.03)
Diluted	$(0.89)	$(0.22)	$(0.03)
Earnings (loss) per share after extraordinary items:
Basic	$(0.94)	$(0.24)	$(0.03)
Diluted	$(0.94)	$(0.24)	$(0.03)
Weighted average number of common shares outstanding:
Basic	29,735,957	21,489,571	15,803,724
Diluted	29,735,957	21,489,571	15,803,724

See accompanying notes to consolidated financial statements.

INVERESK RESEARCH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 30,
	2002	2001

	(In thousands, except share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$19,909	$16,118
Accounts receivable, net of allowance for doubtful accounts of $1,021 in 2002 and $760 in 2001	39,266	32,646
Unbilled receivables, net of reserve for losses on contracts of $1,110 in 2002 and $1,284 in 2001	20,706	19,999
Income taxes receivable	2,979	4,335
Inventories	1,167	2,173
Other current assets	4,300	2,164

Total current assets	88,327	77,435
Property, plant and equipment (Note 8)	108,570	87,922
Intangible assets (Note 9)	135,043	134,517
Deferred debt issue costs	527	1,952

	$332,467	$301,826

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,792	$10,118
Advance billings	41,415	30,380
Accrued expenses (Note 10)	21,399	21,520
Income taxes payable	2,871	2,103
Deferred income taxes (Note 13)	204	559
Current portion of long term debt (Note 11)	217	127,648

Total current liabilities	76,898	192,328
Deferred income taxes (Note 13)	22,139	27,053
Long term debt (Note 11)	67,768	85,109
Defined benefit pension plan obligation (Note 15)	13,259	4,721
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.01 par value 10,000,000 authorized, none issued (Note 7)	—	—
Common stock, $0.01 par value 150,000,000 authorized; 36,004,777 and 23,469,088 issued and outstanding at December 31, 2002 and December 30, 2001 (Note 7)	360	235
Additional paid–in capital	191,618	1,118
Accumulated deficit	(33,793)	(5,784)
Accumulated other comprehensive loss	(5,782)	(2,954)

Total shareholders’ equity (deficit)	152,403	(7,385)

	$332,467	$301,826

See accompanying notes to consolidated financial statements.

INVERESK RESEARCH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		52 Weeks	53 Weeks
	Year Ended	Ended	Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

	(In thousands)
Cash flows from operating activities
Net (loss)	$(28,009)	$(5,120)	$(416)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Non-cash compensation expense in respect of exercise of share options and management equity incentives	52,934	—	—
Depreciation of property, plant and equipment	10,315	8,028	4,513
Amortization of goodwill and intangible assets	—	7,910	3,281
Deferred pension obligations	209	130	(195)
Deferred income taxes	2,238	210	439
Amortization of deferred loan issue costs	2,240	1,040	322
Interest on 10% unsecured subordinated loan stock due 2008, not payable until the loan stock is redeemed	6,058	8,970	4,278
Payment of interest on 10% unsecured subordinated loan stock due 2008 following the initial public offering	(21,454)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,328)	(1,682)	(720)
Advance billings	11,035	(361)	1,369
Inventories	1,006	176	87
Accounts payable and accrued expenses	553	640	(616)
Income taxes	2,124	(1,277)	(919)
Other assets and liabilities	(2,136)	829	1,270

Net cash provided by operating activities	29,785	19,493	12,693
Cash flows from investing activities
Purchase of ClinTrials Research Inc., net of cash acquired of $5,700	—	(115,147)	—
Purchases of property, plant and equipment	(25,497)	(11,145)	(6,792)
Proceeds from sale of investments	—	—	40

Net cash used in investing activities	(25,497)	(126,292)	(6,752)
Cash flows from financing activities
Issue of common stock, net of issue costs	137,691	388	—
Repayments of short-term borrowings	(3,661)	(3,038)	(109)
Proceeds from long-term borrowings, net of issue costs	66,904	156,440	—
Repayments of long–term debt	(201,027)	(38,311)	(3,031)

Net cash provided by (used in) financing activities	(93)	115,479	(3,140)
Effect of foreign currency exchange rate changes on cash	(404)	(2,248)	(124)

Increase in cash and cash equivalents	3,791	6,432	2,677
Cash and cash equivalents at beginning of period	16,118	9,686	7,009

Cash and cash equivalents at end of period	$19,909	$16,118	$9,686

Supplemental cash flow information:
Interest paid, excluding interest on 10% unsecured subordinated loan stock due 2008	$7,749	$3,686	$3,375

Income tax paid	$1,504	$2,796	$1,085

See accompanying notes to consolidated financial statements.

INVERESK RESEARCH GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

AND SHAREHOLDERS’ EQUITY

						Accumulated
					Retained	Other
	Total		Par Value	Additional	Earnings	Comprehensive
	Shareholders’	Common Stock	Paid-in	Paid-in	(Accumulated	Income
	Equity	$0.01 par value	Capital	Capital	Deficit)	(Loss)

	(In thousands, except share data)
Balance at December 26, 1999	$712	15,803,724	$158	$807	$(248)	$(5)
Comprehensive loss:
Foreign currency translation adjustments	(49)	—	—	—	—	(49)
Net loss for period to December 31, 2000	(416)	—	—	—	(416)	—

Comprehensive loss	(465)

Balance at December 31, 2000	$247	15,803,724	$158	$807	$(664)	$(54)
Issue of common stock	388	7,665,364	77	311	—	—
Comprehensive loss:
Foreign currency translation adjustments	(1,675)		—	—	—	(1,675)
Cumulative-effect adjustment for FAS 133 (net of income taxes of $58)	(135)		—	—	—	(135)
Provision for accumulated benefit obligation under FAS 87 (net of income taxes of $484)	(1,090)		—	—	—	(1,090)
Net loss for period to December 30, 2001	(5,120)		—	—	(5,120)	—

Comprehensive loss	(8,020)

Balance at December 30, 2001	$(7,385)	23,469,088	$235	$1,118	$(5,784)	$(2,954)
Issue of common stock, net of offering costs of $18,425	137,691	12,535,689	125	137,566	—	—
Compensation expense in respect of share options and management equity incentives	52,934		—	52,934	—	—
Comprehensive income (loss):
Foreign currency translation adjustments	2,655		—	—	—	2,655
Provision for accumulated benefit obligation under FAS 87 (net of income taxes of $2,350)	(5,483)		—	—	—	(5,483)
Net loss for year to December 31, 2002	(28,009)		—	—	(28,009)	—

Comprehensive loss	(30,837)

Balance at December 31, 2002	$152,403	36,004,777	$360	$191,618	$(33,793)	$(5,782)

See accompanying notes to consolidated financial statements.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

      Inveresk Research Group, Inc. and its subsidiaries (collectively the “Company”) provide drug development services to companies in the pharmaceutical and biotechnology industries. Through the Company’s pre-clinical and clinical business segments, it offers a broad range of drug development services, including pre-clinical safety and pharmacology evaluation, laboratory sciences services and clinical development services. The Company is one of a small number of drug development service companies currently providing a comprehensive range of pre-clinical and clinical development services on a worldwide basis. The Company’s client base includes major pharmaceutical companies in North America, Europe, and Japan, as well as many biotechnology and specialty pharmaceutical companies.

2.     Basis of Presentation

      Effective January 1, 2002, the Company has changed its fiscal year end to the last calendar day in the year. In 2001 and prior years the fiscal year ended on the last Sunday of each calendar year. In 2001 the fiscal year contained 52 weeks and ended on December 30, 2001. In 2000 the fiscal year contained 53 weeks and ended on December 31, 2000. The change was made so that the Company’s reporting periods will end on the same date each year and will be of equal length. The impact on the results of the periods presented in these financial statements is not significant.

      On June 25, 2002 there was a change in ultimate parent company from a company organized in Scotland to a corporation organized in Delaware. This was accomplished through a share exchange transaction in which all the shareholders of Inveresk Research Group Limited (the former ultimate parent company) exchanged their shares for shares of common stock of Inveresk Research Group, Inc. (the current ultimate parent company). With the exception of the incurrence of U.K. stamp duty charges of $1.5 million, this transaction had no impact on the consolidated assets or liabilities of the Company. The consolidated financial statements have been prepared as if the change of ultimate parent company had taken place prior to the periods presented. Accordingly, the shareholders’ equity and earnings per share at the dates and for periods before June 25, 2002 are presented on the basis of the capital structure of Inveresk Research Group, Inc. calculated by multiplying the numbers of shares of Inveresk Research Group Limited outstanding at the dates and for the periods presented by the weighted average exchange ratio used in the share exchange transaction.

3.     Initial Public Offering

      The Company completed its initial public offering of 12 million shares of common stock, at a price of $13 per share on July 3, 2002. It used the net proceeds of the offering, together with drawings under a new bank credit facility, to repay all of the outstanding principal and interest under the previously outstanding bank debt and under the 10% unsecured subordinated loan stock due 2008. In connection with that debt repayment, it also recorded an extraordinary charge of $1.6 million net of taxes, attributable to the elimination of deferred financing costs associated with the debt that was repaid. The extraordinary item in 2001 of $0.4 million, net of taxes, was also attributable to the elimination of deferred financing costs on the debt facilities in place prior to the ClinTrials acquisition in April 2001. As discussed below in Note 14, the Company recorded additional compensation-related charges of $48.5 million in connection with the initial public offering and related change of ultimate parent during 2002.

4.     Summary of Significant Accounting Policies

     Principles of Consolidation

      The accompanying financial statements include the accounts of Inveresk Research Group, Inc. and its subsidiaries. All intercompany transactions, balances and profits are eliminated. All business combinations have been accounted for using the purchase method.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the purchase method, goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net assets of the acquired subsidiary at the date of acquisition. Goodwill is reported in the balance sheet as an intangible asset and, prior to January 1, 2002, was amortized using the straight-line method over its estimated useful life. The accounting policy for goodwill that took effect from January 1, 2002 is described in the Intangible Assets section of this Note. The gain or loss on disposal of an entity includes the unamortised balance of goodwill relating to the entity disposed of.

     Accounting Estimates

      The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates underlying the accompanying consolidated financial statements include the estimates made in the Company’s revenue recognition process, the reserve for losses on contracts and the assumptions underlying the accounting for our U.K. defined benefit pension plan. Actual results could differ from those estimates.

     Foreign Currencies

      The consolidated financial statements are prepared in U.S. Dollars. The functional currency of each of the Company’s subsidiaries is the local currency in which each subsidiary is located. Transactions in foreign currencies are measured at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is either settled or remeasured are recognized in the statement of operations.

      The financial statements of foreign subsidiaries are translated into U.S. Dollars using the current-rate method. Accordingly, assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. Differences arising from the translation are recorded to accumulated other comprehensive loss.

      The foreign currency exchange gain or loss recognized in the statements of operation and included in “Selling, general and administrative expenses” was a loss of $0.4 million for the year ended December 31, 2002, a gain of $1.2 million for the 52 weeks ended December 30, 2001, and a loss of less than $0.1 million for the 53 weeks ended December 31, 2000.

     Revenue Recognition

      Many of the Company’s contracts are fixed-price contracts over one year in duration. Revenue for such contracts is recorded in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP)81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Revenue is recognized as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). The Company also has contracts with a duration of less than one year. Revenue is recognized on these contracts in the same manner as for contracts of more than one year duration except for contracts that are at an agreed fee per hour. Revenue on agreed fee per hour contracts is recognized as services under the contract are provided.

      Where the scope of a contract is extended, the costs incurred prior to the contract extension being agreed in writing by the client are included in the calculation of the percentage-of-completion of the existing contract, prior to the extension. The estimated revenues are not updated until the contract extension has been agreed in

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

writing with the client. However, when this occurs, the estimated total contract revenues are recalculated and a cumulative adjustment to revenues earned to that point under the contract is recorded.

      The Company follows the guidance in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). SAB 101 states that revenue should be recognized when all four of the following conditions exist: persuasive evidence of an arrangement exists; services have been rendered or delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured. When estimated contract costs indicate that a loss will be incurred on a contract, the entire loss is provided for in such period.

      The Company routinely subcontracts with third party investigators in connection with multi-site clinical trials and with other third party service providers for laboratory analysis and other specialized services. Costs associated with contracting with third party investigators are excluded from net service revenue and expenses where they are the responsibility of the client and they are passed through to clients without any mark up.

     Earnings (Loss) Per Share

      Earnings (loss) per share is computed in accordance with FAS 128, “Earnings per Share”. FAS 128 requires presentation of both Basic Earnings per Share (Basic EPS) and Diluted Earnings per Share (Diluted EPS). Basic EPS is based on the weighted average number of shares of common stock outstanding during the year while Diluted EPS also includes the dilutive effect of stock options. The number of stock options not reflected in Diluted EPS because they were anti-dilutive or their exercise was conditional were 2,366,217 in 2002, 1,148,532 in 2001 and 213,286 in 2000. Historical earnings (loss) per share have been computed assuming the historical outstanding shares in Inveresk Research Group Limited were converted to ordinary shares in Inveresk Research Group, Inc. using the conversion ratios applied when the change of ultimate parent company became effective.

     Cash and Cash Equivalents

      Cash and cash equivalents include demand deposits and money market accounts held with financial institutions. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Unbilled Receivables and Advance Billings

      Billings are generally determined by contractual provisions that include predetermined date-certain payment schedules (which may include payment at or near the time the trial is initiated), the achievement of negotiated performance requirements or milestones, or the submission of required billing detail. Unbilled receivables arise from those contracts under which billings are rendered upon the achievement of certain negotiated performance requirements or on a date-certain basis and services rendered exceed billings. The Company expects to bill and collect these unbilled receivables within one year of revenue recognition. Advance billings represent contractual billings for services not yet rendered.

     Concentration of Credit Risk

      Financial instruments which potentially expose the Company to credit risk include unsecured accounts receivable. Concentrations of credit risk on accounts receivable is limited due to the large number of clients. Additionally, the Company maintains allowances for potential credit losses and credit losses incurred have not exceeded management’s expectations. The Company’s exposure to credit loss in the event that payment is not received for revenue recognized equals the outstanding accounts receivable and unbilled services balance.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Inventories

      Inventories, which comprise consumables and supplies, are stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method.

     Property, Plant and Equipment

      Property, plant and equipment are stated at cost.

      Maintenance repairs and minor renewals are charged to expense as incurred. Major renewals and betterments are capitalized and depreciated over their estimated useful lives. When assets are retired or otherwise disposed of, the cost is removed from the asset account and the corresponding accumulated depreciation is removed from the related reserve account. Any gain or loss resulting from such retirement or disposal is included in current income.

      Depreciation is provided on a straight-line basis over the estimated useful economic lives of the assets as set out below:

Land	not depreciated
Buildings	40 years
Leasehold improvements	lesser of the term of the lease or the useful life
Machinery and equipment	5 to 10 years
Office furniture and machines	3 to 10 years
Vehicles	3 to 5 years

     Intangible assets

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued FAS 141, “Business Combinations”, and FAS 142, “Goodwill and Other Intangible Assets”. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and after December 31, 2002, FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

      FAS 142 required that we complete a first phase of the impairment review for goodwill and intangible assets with indefinite lives by June 30, 2002. That required review was completed as at January 1, 2002 and annual impairment tests have also been completed during the second quarter of 2002 using balances recorded as at March 31, 2002. These reviews did not result in any changes to the carrying value of goodwill. In the future, the annual impairment test will be performed by the Company during the second quarter using data as of March 31.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      FAS 142 required that the net book value of intangible assets relating to the assembled workforce acquired in prior business contributions be transferred to goodwill at the effective date of FAS 142 on January 1, 2002. If FAS 142 had been applied from January 1, 2000 our amortization expense in the years ended December 31, 2000, and December 30, 2001 would have been reduced by approximately $3.3 million and $7.9 million, respectively. The following table contains a presentation of our income before extraordinary item, net income (loss) and related per share amounts, calculated as if FAS 142 had been in effect throughout the periods presented.

		52 Weeks	53 Weeks
	Year Ended	Ended	Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

	(Dollars in thousands except share and
	per share data)
Net Income (loss) before extraordinary items	$(26,428)	$2,378	$2,529
Net income (loss)	$(28,009)	$1,959	$2,529
Earnings (loss) per share before extraordinary items:
Basic	$(0.89)	$0.11	$0.16
Diluted	$(0.89)	$0.11	$0.16
Earnings (loss) per share after extraordinary items:
Basic	$(0.94)	$0.09	$0.16
Diluted	$(0.94)	$0.09	$0.16
Weighted average number of common shares outstanding:
Basic	29,735,957	21,489,571	15,803,724
Diluted	29,735,957	21,489,571	15,803,724

      In accordance with FAS 128, there is no dilution shown in the above table in respect of stock options outstanding in the years ended December 30, 2001 or December 31, 2000. This was because exercise of all the options concerned was conditional upon completion of a listing of the Company’s shares on a recognized stock exchange and this condition had not been satisfied by the end of 2001.

     Impairment of Long-Lived Assets

      The Company evaluates long-lived assets and intangibles other than goodwill for impairment whenever events or changes in circumstances indicate that the value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal are less than its carrying amount including any attributable goodwill. In such instances, the carrying value of long-lived assets is reduced to the estimated fair value, as determined using an appraisal or discounted cash flow analysis, as appropriate.

     Income Taxes

      Income taxes are accounted for under the liability method in accordance with FAS 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that a portion of the asset will not be realized.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock-Based Compensation

      The Company accounts for stock-based awards to employees using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options granted to employees is based on the excess of the quoted market price of the Company’s stock on the measurement date over the amount an employee must pay to acquire the stock (the “intrinsic value”) and is recognized over the vesting period. No compensation cost was recognized in respect of options where the vesting of the options was conditional upon the listing of the Company’s shares on a recognized stock exchange, prior to the condition being met. Once the condition was met, the compensation expense was recorded in full on the date when the condition was satisfied.

      As required by FAS 123, “Accounting for Stock-Based Compensation”, the Company has included in Note 14 the required FAS 123 pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value-based method of accounting has been applied.

     Research and Development

      Many of the Company’s activities are directed towards the performance of research on behalf of its clients and the Company is continually improving its scientific methods and techniques. All costs relating to the performance of client projects are expensed as incurred and there are no significant levels of expenditure on research and development on the Company’s own behalf.

     Derivative and Financial Instruments

      Foreign exchange forward contracts are legal agreements between two parties to purchase and sell foreign currency for a specified price, with delivery and settlement in the future. During the periods covered by the financial statements the Company did not have any foreign currency derivative instruments and did not engage in any foreign currency hedging activities.

      It is the strategy of the Company to enter into derivative contracts to hedge exposure to variability in cash flows for floating rate financial instruments and forecasted transactions, which primarily include the rollover of short-term assets and liabilities and loan repayments. Interest rate caps and collars and swaps are the most common instruments used to reduce the impact of interest rate changes on future earnings.

      Until December 31, 2000, the premium paid for the interest rate cap and collar transaction then in place, was deferred and amortized to income on a straight-line basis over the term of the contract. The benefits or losses of the cap and collar contract were recognized as they were received (“synthetic instrument accounting”).

      On January 1, 2001, the Company adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and used for hedging activities. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, all changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects earnings. The ineffective portions of both fair value and cash flow hedges are immediately recognized in earnings.

      The adoption of FAS 133 resulted in recording the fair value of the cap and collar transaction at fair value and writing off the remaining unamortized premium to other comprehensive income. The impact of this, net of deferred taxes, was a charge of $0.1 million to other comprehensive income recorded on January 1, 2001.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Because of hedge ineffectiveness and management’s decision not to apply hedge accounting but to continue to enter into economic hedges to support certain business strategies, adoption of FAS 133 may cause volatility in quarterly earnings in the future.

      Following adoption of FAS 133, the interest rate cap and collar transactions are accounted for at fair value, being the premium paid at the inception date, and marking to market (fair value) any differences between periods through the interest expense category in the statement of operations at the end of each reporting period. Swap contracts are recorded at fair value and any differences between periods are recorded through the interest expense category in the statement of operations at the end of each reporting period.

     Debt Issuance Costs

      Debt issuance costs relating to the Company’s bank loans and unsecured fixed rate debt are deferred and amortized to interest expense using the effective interest method over the respective terms of the debt concerned.

     Grant Income

      The European operations of ClinTrials has received two grants from a Scottish governmental authority, the Scottish Executive, relating to projects to establish a clinical data management operation in Glasgow. The grants concerned are Regional Selective Assistance grants for pounds sterling £0.5 million ($0.9 million) relating to the establishment of clinical data management facilities in Glasgow, leasing premises and creating 98 permanent full time jobs, and for pounds sterling £0.1 million ($0.2 million) for the development of clinical data management systems and creating 20 permanent full time jobs. The grants concerned can be claimed in stages once certain targets relating to completion of the project have been achieved. The principal targets relate to the number of jobs created, commitments for leasing of assets under operating leases and other expenditures.

      Grant income is recognized on a straight-line basis over the performance period once the grant has been received. The performance period is the period from the date of the receipt of the first instalment of grant to the date when the grant is no longer subject to being reclaimed. Grant income totaling pounds sterling £0.3 million ($0.5 million) was recognized by the subsidiary in the periods prior to its acquisition by the Company. No grant income has been recognized in 2002 or 2001, nor by the Company in any prior period covered by these financial statements.

      The grants can potentially be reclaimed by the Scottish Executive within 18 months of the final stage payment in the case of the first grant or 36 months of the final stage payment in the case of the second grant if the conditions for receiving the grant are not maintained. In the event that, subsequent to receiving a payment, the conditions for claiming a grant are no longer met, the Company provides for its best estimate of the potential repayment of the grant until such time as the period for potential repayment has expired. Management does not believe that repayment of any grant recognized to date will be necessary.

     Recent Accounting Pronouncements

      In June 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations.” FAS 143 requires the fair value of a liability for asset retirement obligations to be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not have any significant asset retirement obligations and, accordingly, the adoption of FAS 143, is not expected to have a material impact on its results of operations or its financial position.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” The principal change reflected in these pronouncements is that gains or losses from extinguishment of debt which are classified as extraordinary items by FAS 4 will no longer be classified as such. The provisions of FAS 145 are effective for fiscal years beginning after May 15, 2002 although early application of the Statement related to the rescission of FAS 4 is encouraged. The Company plans to adopt FAS 145 on January 1, 2003. This will result in the extraordinary items of $1.6 million (being $2.0 million before taxes and $0.4 million of income taxes) in 2002 and $0.4 million in 2001 (being $0.6 million before taxes and $0.2 million of income taxes), being reclassified to the interest expense and income taxes captions.

      In June 2002, the FASB issued FAS 146, “Accounting for costs associated with disposal or exit activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. FAS 146 provides that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, FAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3 until a liability has been incurred and establishes that fair value is the objective for initial measurement of the liability. However, this standard does not apply to costs associated with exit activities involving entities acquired under business combinations or disposal activities covered under FAS 144. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. No such exit or disposal activities have been initiated since December 31, 2002.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/ measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/ measurements requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or results of operations.

      In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which is an amendment of FAS 123, “Accounting for Stock — Based Compensation.” FAS 148 provides alternative methods of transition from the intrinsic value method of accounting for stock options prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” to the fair value-based method of accounting required by FAS 123. The Company has not yet decided on what course of action to take in response to this standard but management recognise that a change to the fair value method of accounting from the current intrinsic value method may be required at some future date.

      It is not possible at present to assess the impact that any such change may have on the results of operations or the financial position of the Company.

5.     Business Acquisitions

      The Company made one significant acquisition during the three year period ended December 31, 2002. This acquisition was accounted for under the purchase method of accounting, with the results of operations of the acquired business included from the date of acquisition.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 5, 2001, the Company acquired the whole of the outstanding stock of ClinTrials Research Inc. for cash of $120.8 million. The estimated fair value of assets acquired and liabilities assumed are summarized below:

	(Dollars in thousands)
Allocation of purchase price:
Net current assets (including cash of $5,700)		$1,201
Property, plant and equipment		37,353
Intangible assets
Workforce	22,050
Goodwill	73,649

		95,699
Deferred taxation liabilities		(13,183)
Long term liabilities		(223)

Purchase price		$120,847

      Tax losses at the acquisition date amounted to approximately $40 million and these remain unutilised at December 31, 2002. A valuation allowance has been established against the whole of these losses, and to the extent that this valuation allowance is reduced in future, the reduction will be allocated to reduce goodwill.

      The following selected unaudited pro forma consolidated results of operations are presented as if the acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments for the amortization of goodwill, interest costs relating to the financing of the acquisition and related income tax effects. The pro forma data is for information purposes only and does not necessarily reflect the results of operations had the companies operated as one during the period. No effect has been included for synergies, if any, that may have been realized through the acquisition.

	2001	2000

	(Dollars in thousands
	except per share data)
Net service revenue	$180,553	$170,865
Gross profit	80,379	71,714
Income from operations	11,373	2,143
Loss before tax	(8,631)	(16,738)
Net loss	(10,719	(18,023)
Loss per share (basic and diluted)	$(0.50)	$(1.14)

      Provision was made at acquisition for restructuring of the European Clinical operation of ClinTrials Research Inc. This was based upon a plan formulated at acquisition, approved by the directors of the Company in August 2001 and wholly implemented in 2001. The plan involved reducing the headcount in the acquired business, relocating certain functions from Maidenhead in England to various locations in Scotland and vacating office space in Maidenhead.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The movement on the restructuring provision was:

(Dollars in thousands)
Amount established at acquisition	$3,416
Utilized during 2001	2,251

Balance accrued at December 30, 2001	1,165
Utilized during 2002	(945)

Balance accrued at December 31, 2002	$220

      The provision established at acquisition comprised $1.7 million in respect of severance payments to 74 people in the statistical and data management and various administrative functions, $1.3 million relating to rental and services costs on the surplus space vacated at Maidenhead, $0.3 million relating to dilapidations on the Maidenhead property and $0.1 million of other expenditures. The residual balance accrued at December 31, 2002 of $0.22 million and at December 30, 2001 of $1.165 million primarily relates to future lease obligations on the vacated Maidenhead property.

6.     Earnings (Loss) Per Share

      The presentation of historical earnings per share data using the Inveresk Research Group Limited capital structure prior to the change of ultimate parent company would not be meaningful and has not been included herein. Rather, historical earnings (loss) per share have been computed assuming the historical shares outstanding shares in Inveresk Research Group Limited were converted to ordinary shares in Inveresk Research Group, Inc using a weighted average conversion ratio derived from the conversion ratios which applied when the change of ultimate parent company became effective.

7.     Shareholders’ Equity

      As described in Note 2, on June 25, 2002, we completed a transaction that created a new ultimate parent company for our group. All the outstanding shares of Inveresk Research Group Limited (the former ultimate holding company, organized in Scotland) were exchanged for shares of common stock of Inveresk Research Group, Inc. (the current ultimate parent company, organized in Delaware).

      The capital structure is presented on the basis described in Note 2 and is as follows:

	December 31,	December 30,
	2002	2001

	(Dollars in thousands)
Preferred stock, $0.01 par value 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value 150,000,000 shares authorized; issued and outstanding 36,004,777 and 23,469,088 at December 31, 2002 and December 30, 2001	360	235

	$360	$235

      The increase of 12,535,689 shares during 2002 resulted from the exercise of employee stock options to acquire 535,689 shares at an average exercise price of $0.22 per share and the sale of 12 million shares in our initial public offering.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Property, Plant and Equipment

      The composition of property, plant and equipment is as follows:

	December 31,	December 30,
	2002	2001

	(Dollars in thousands)
Land, buildings and leasehold improvements	$98,974	$79,394
Plant and equipment	86,246	76,291

	185,220	155,685
Less accumulated depreciation	(76,650)	(67,763)

	$108,570	$87,922

      Included in plant and equipment are assets with a cost of $2.9 million and $2.0 million at December 31, 2002 and December 30, 2001 which are the subject of capital leases.

9.     Intangible Assets

      The following table sets forth an analysis of the balance in intangible assets, including the changes required when FAS 142 took effect (see Note 4 above).

	December 31,	December 30,
	2002	2001

	(Dollars in thousands)
Goodwill	$147,765	$115,709
Workforce	—	30,831

	147,765	146,540
Less accumulated amortization	(12,722)	(12,023)

	$135,043	$134,517

10.     Accrued expenses

      The composition of accrued expenses is as follows:

	December 31,	December 30,
	2002	2001

	(Dollars in thousands)
Restructuring provision in respect of European Clinical operations	$220	$1,165
Fair value of Canadian $ interest rate swap	—	1,763
Fair value of pounds sterling interest rate swap	—	218
Fair value of US $ interest rate swap	1,096	—
Reserve for losses on contracts	2,471	2,200
Accrued payroll costs and social taxes	6,966	4,672
Interest accrued on bank loans and interest rate swaps	603	2,956
Other accrued expenses	10,043	8,546

	$21,399	$21,520

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Credit Facilities and Debt

     Facilities

2002

      At December 31, 2002, $67.5 million of bank debt had been drawn under a bank credit facility (“the facility”). Such debt is repayable in U.S. dollars and bears interest at the London Inter-Bank Offered Rate (“LIBOR”) plus 1.25%. The total amount available to the Company under this facility is $75 million. The facility is secured by the Company’s principal assets. The borrowings of a subsidiary company which had utilized this facility at December 31, 2002 were guaranteed by the Company, the principal trading subsidiaries in the group and certain intermediate holding companies. $25 million of the facility expires on June 20, 2005 and $50 million is repayable in seven equal six monthly instalments the first of which falls due on June 30, 2004 with the final instalment due on June 30, 2007.

      The facility is governed by an agreement that contains certain financial covenants, including but not limited to, covenants related to Minimum Net Tangible Assets, Minimum Earnings before Interest, Taxes, Depreciation, Amortization and Rents (“EBITDAR”) to Consolidated Borrowings Costs, Maximum Senior Debt to Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Minimum Consolidated Cash Flow to Consolidated Debt Service Liabilities. These covenants are calculated with reference to the consolidated financial statements of the Company. The Company is in compliance with these covenants at December 31, 2002.

2001

      At December 30, 2001 the Company had $104.5 million of unsecured subordinated loan stock outstanding, which was repayable at face value plus accrued interest on the earlier of the date of listing of the Company’s stock on a recognized investment exchange, the date of sale of 50% or more of the Company’s issued equity share capital, or June 30, 2008. This loan stock accumulated interest at 10% of the principal balance per annum, which was not payable until redemption. It was not practicable to estimate the fair value of the loan stock because it was held by the Company’s principal shareholder and because its repayment date was dependent upon uncertain future events. Accordingly, it was carried at its original historic cost. This loan stock was classified in the December 30, 2001 balance sheet within current portion of long term debt because the loan stock was repayable when the Company completed its initial public offering.

     Derivative Instruments

2002

      The Company has entered into interest swap arrangements related to its bank borrowings under its current bank facilities. The first arrangement is an interest rate swap, which has a notional amount of $50 million and expires on October 5, 2005. Under this agreement the interest rate on $50 million of debt is fixed at 4.23%. The second arrangement is an interest rate swap, which has a notional amount of $10 million and expires on October 5, 2004. Under this arrangement the interest rate on $10 million of debt is fixed at 3.77%. The estimated fair value of these two swaps is based on the quoted market prices. At December 31, 2002, the fair value was estimated to be a liability of $1.1 million. These unrealized losses were recorded as additional interest cost in the year ended December 31, 2002.

     2001

      Prior to its initial public offering, the Company entered into three transactions to hedge its exposure to fluctuating interest rates. All three transactions have now been terminated. On December 20, 1999, the Company entered into an interest rate cap and collar transaction for a cost of pounds sterling £0.2 million. This

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction covered the period from December 20, 1999 to December 31, 2002 and related to pounds sterling £16.2 million initially, reducing to pounds sterling £15.75 million on June 30, 2000, pounds sterling £15.3 million on December 29, 2000, pounds sterling £14.7 million on June 29, 2001, pounds sterling £14.1 million on December 31, 2001 and pounds sterling £13.35 million on June 28, 2002. Under the terms of the agreement, the Company was compensated if LIBOR exceeded 7.5% but was required to make payments if LIBOR fell below 5.0%. The estimated fair value was based on the quoted market prices. At December 31, 2000, the fair value was estimated to be a liability of less than $0.1 million. At December 30, 2001, the fair value was estimated to be a liability of $0.1 million. The increase of $0.1 million in the unrealized losses was recorded as additional interest costs in the 52 week period ended December 30, 2001.

      On July 5, 2001, the Company entered into two interest rate swap transactions to hedge its exposure to interest rate fluctuations. These agreements did not require an initial investment by the Company. Net settlements to be received or paid under the agreements were reflected as adjustments to interest expense.

      Additionally, included in interest expense for the year ended December 31, 2001 were unrealized losses of $2.0 million related to these swap agreements that were incurred in the year. The two swaps had notional amounts as follows:

Pounds Sterling

July 5, 2001 - December 31, 2001	5.6m
December 31, 2001 - June 30, 2002	6.0m
June 30, 2002 - December 31, 2002	5.1m
December 31, 2002 - June 30, 2003	17.3m
June 30, 2003 - December 31, 2003	16.2m
December 31, 2003 - June 30, 2004	14.7m

Canadian Dollars

July 5, 2001 - December 30, 2001	60m
December 30, 2001 - June 30, 2002	60m
June 30, 2002 - December 30, 2002	55m
December 30, 2002 - June 30, 2003	55m
June 30, 2003 - December 30, 2003	50m
December 30, 2003 - June 30, 2004	45m

      The Company paid a fixed rate of 6.03% on the Pounds Sterling amounts and 5.41% on the Canadian Dollar amounts and received floating rate amounts based on LIBOR. The cap and collar and the above two interest swap agreements were terminated in the third quarter of 2002 following the repayment of the related borrowings.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Leases and Capital Commitments

Operating leases

      The Company leases office space and office equipment under various operating leases. Minimum rental commitments payable in future years under operating leases having initial or remaining noncancellable terms of one year or more at December 31 are as follows:

(Dollars in thousands)
2003	$6,788
2004	5,846
2005	4,982
2006	4,640
2007	4,637
Thereafter	23,068

Total minimum rentals	49,961
Less minimum rentals due under noncancellable subleases	(876)

$49,085

      Rent expense is comprised of the following:

		52 Weeks	53 Weeks
	Year Ended	Ended	Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

	(Dollars in thousands)
Minimum rentals	$6,112	$5,466	$294
Less sublease rentals	(944)	(670)	—

	$5,168	$4,796	$294

     Capital Leases

      The Company has capital lease obligations relating to scientific machinery, vehicles and office equipment. The Company’s commitments under capital leases are:

(Dollars in thousands)
2003	$198
2004	163
2005	137
2006	43
2007	—
Thereafter	—

$541

     Capital Commitments

      The Company has commitments in relation to capital expenditure amounting to $12.1 million at December 31, 2002.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the Company’s commitments relating to its long-term debt, capital lease and operating lease obligations and its purchase obligations for capital expenditure.

	Long-term	Capital	Operating
	Debt	Lease	Lease	Purchase
	Obligations	Obligations	Obligations	Obligations	Total

		(Dollars in thousands)
2003	$217	$198	$6,788	$12,110	$19,313
2004	14,568	163	5,846	—	20,577
2005	31,800	137	4,982	—	36,919
2006	14,300	43	4,640	—	18,983
2007	7,100	—	4,637	—	11,737
Thereafter		—	23,068	—	23,068

	$67,985	$541	$49,961	$12,110	$130,597

13.     Income taxes

      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 30,
	2002	2001

	(Dollars in thousands)
Deferred tax assets:
Defined benefit pension obligations	$3,987	$1,416
Federal and state net operating losses	14,893	11,425
Foreign net operating losses	768	2,400
Interest rate swaps	329	658
Other deferred tax assets	1,451	—

Total deferred tax assets	21,428	15,899
Valuation allowance for deferred tax assets	(15,830)	(13,825)

Net deferred tax assets	$5,598	$2,074
Deferred tax liabilities
Property, plant and equipment	(27,241)	(21,938)
Assembled workforce	—	(6,884)
Unbilled receivables	—	(864)
Other deferred tax liabilities	(700)	—

Net deferred tax liabilities	$(22,343)	$(27,612)

      The balance sheet classification of net deferred tax liabilities is as follows:

	December 31,	December 30,
	2002	2001

	(Dollars in thousands)
Net current deferred tax liabilities	$(204)	$(559)
Net noncurrent deferred tax liabilities	(22,139)	(27,053)

Net deferred tax liabilities	$(22,343)	$(27,612)

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For financial reporting purposes, income (loss) before income taxes includes the following components:

		52 Weeks	53 Weeks
	Year Ended	Ended	Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

	(Dollars in thousands)
Income (loss) before taxes:
United States	$(699)	$(3,152)	$(367)
Foreign	(19,585)	500	633

	$(20,284)	$(2,652)	$266

      The Company’s Canadian subsidiary qualifies for Canadian federal and Quebec Scientific Research and Development deductions and tax credits. Expenditures on certain capital assets are fully deductible or may be carried forward indefinitely until utilized. The tax credits are equal to 30% of certain capital and current expenditures. The Canadian federal tax credits are accounted for using the flow through method, in which the Canadian federal credits are recognized as a reduction of income taxes in the year the credit arises. Quebec provincial tax credits are reported as a component of income from operations in the statement of operations, rather than as a reduction of income tax expense. The only periods in which this is relevant are year ended December 31, 2002 and the period ended December 30, 2001 where $3.4 million and $1.8 million of Quebec provincial tax credits were offset against direct costs in the statement of operations.

      Provision has not been made for United States or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested and the Company has no plans in the foreseeable future to remit these earnings to the United States. It is not practicable to determine the amounts involved.

      Significant components of the provision (benefit) for income taxes are as follows:

		52 Weeks	53 Weeks
	Year Ended	Ended	Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

	(Dollars in thousands)
Current:
Foreign	$3,906	$1,839	$243
Deferred:
Foreign	9,745	2,011	439
Foreign Research and Development tax credits	(7,507)	(1,801)	—

Provision for income taxes	$6,144	$2,049	$682

      There are no net amounts in respect of United States federal, state and local current or deferred taxes.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s consolidated effective tax rate differed from the U.S. federal statutory rate as set forth below:

		52 Weeks	53 Weeks
	Year Ended	Ended	Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

	(Dollars in thousands)
Federal statutory rate – 35%	$(7,099)	$(928)	$93
Non deductible compensation expense on exercise of share options and other management equity incentives	15,906	—	—
Non deductible U.K. stamp duty tax expense	464	—	—
U.K. and Canadian Research and Development tax credits	(7,507)	(1,801)	—
Amortization of goodwill	—	1,156	648
Difference between foreign income taxed at US Federal Statutory rates and foreign income tax expense	2,946	776	(32)
Increase in federal valuation allowance	229	1,103	128
Increase in valuation allowance against losses of foreign subsidiaries	357	1,247	—
Other	848	496	(155)

	$6,144	$2,049	$682

      A valuation allowance has been established for the amount of United States deferred tax assets primarily related to the Company’s potential tax benefit associated with loss carryforwards. At December 31, 2002, the Company had approximately $39 million of federal net operating loss carryforwards, $31 million of which begin to expire in 2018. Foreign tax losses available for offset against future profits of the business in which they arose amount to approximately $19 million and have no expiry date.

14.     Stock Option and Other Equity-Based Compensation Plans

      The Company has issued options to employees pursuant to the Inveresk Research Group, Inc. 2002 Stock Option Plan and to its non-employee directors pursuant to the Inveresk Research Group, Inc 2002 Non-employee Directors Stock Option Plan. The objectives of these plans include attracting and retaining personnel and promoting the success of the Company by providing employees and non-executive directors with the opportunity to acquire shares.

      All options issued prior to June 27, 2002 were issued by Inveresk Research Group Limited. Those options subsequently were exchanged for stock options (the “replacement options”) issued by Inveresk Research Group, Inc. under its 2002 Stock Option Plan on June 28, 2002. The replacement options had exercise prices, exercise periods and other terms substantially the same as those that were replaced. The data with respect to stock options set forth below gives effect to the issuance of the replacement options as if they had been issued at the same time as the options they replaced.

      The replacement options became fully vested (immediately exercisable in full) upon completion of the Company’s initial public offering and such options will expire 10 years after the original date of grant. At December 31, 2002 the number of replacement options remaining outstanding was 1,285,917. The Company has also issued options that vest in equal annual installments over the three years following the date of grant. At December 31, 2002 the amounts of these options outstanding are 35,000 shares at an option price of

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$13 per share, 1,034,300 shares at an option price of $10.60 per share, 3,500 at an option price of $16.35 and 7,500 shares at an option price of $20.14.

	Shares of
	Common		Weighted
	Stock Issuable		Average
	Upon Exercise	Exercise Price	Exercise Price

Outstanding at December 26, 1999	—	—	—
Granted during the twelve months ended December 31, 2000	217,394	$0.19	$0.19
Forfeited during the twelve months ended December 31, 2000	(4,108)	$0.19	$0.19
Exercised during the twelve months ended December 31, 2000	—	—	—

Outstanding at December 31, 2000	213,286	$0.19	$0.19
Granted during the twelve months ended December 30, 2001	948,159	$0.03 – $0.40	$0.22
Forfeited during the twelve months ended December 30, 2001	(12,913)	$0.19	$0.19
Exercised during the twelve months ended December 30, 2001	—	—	—

Outstanding at December 30, 2001	1,148,532	$0.03 – $0.40	$0.22
Granted during the twelve months ended December 31, 2002	1,809,941	$0.03 – $20.14	$6.84
Forfeited during the twelve months ended December 31, 2002	(56,567)	$0.19 – $13.00	$9.88
Exercised during the twelve months ended December 31, 2002	(535,689)	$0.05 – $0.40	$0.22

Outstanding at December 31, 2002	2,366,217	$0.03 – $20.14	$5.05

      The following table summarizes the exercise prices of the options outstanding at December 31, 2002:

Shares of
Common
Stock Issuable
Upon Exercise	Exercise Price

329,891	$0.03 per share
134,992	$0.05 per share
80,643	$0.19 per share
740,391	$0.40 per share
1,034,300	$10.60 per share
35,000	$13.00 per share
3,500	$16.35 per share
7,500	$20.14 per share

2,366,217

      The weighted average exercise price of our outstanding stock options was $5.05 per share at December 31, 2002 and $0.22 per share at December 30, 2001.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company accounts for stock-based compensation plans under the provisions of APB 25. For options granted on or after June 27, 2002, the exercise price was equal to the market price of the underlying stock and accordingly no compensation expense is recorded. The exercise of all options granted prior to June 27, 2002 was conditional upon the listing of the Company’s shares on a recognized stock exchange. No compensation cost was recognized in respect of these options prior to this condition being met. Once the condition was met, the compensation expense was recorded in full on the date when the condition was satisfied. This resulted in compensation expense of $19.4 million being recorded in respect of the outstanding share options that vested in June 2002 at the time of our initial public offering.

      In the quarter ended March 31, 2002, the terms of the options held by one individual were amended to enable him to exercise his options prior to the completion of our initial public offering. Compensation expense was recorded in respect of those options in the quarter ended March 31, 2002, reducing income from operations by $4.5 million and net income by $4.5 million.

      The Company recorded an additional compensation expense of $29.1 million in connection with its initial public offering, when the percentage equity interest held by certain members of the management team increased in accordance with the terms governing the original issuance of shares held by those individuals.

      Pro forma information regarding net income is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of that statement.

      For purposes of this disclosure, the fair value of the fixed option grants were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants:

Risk-free interest rate	3.0%
Volatility factor	60%
Weighted average expected life of options in months	21.4

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective valuation assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in subjective assumptions can materially affect the fair value estimates, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

      Had compensation expense been determined for the Company’s option grants consistent with the provisions of FAS 123, the Company’s net loss for the year ended December 31, 2002 would have been increased to the pro forma amounts set forth in the table below. There would have been no impact on earlier years because at that time all the outstanding options were conditional upon the listing of the Company’s shares on a recognized stock exchange.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
December 31,
2002

(Dollars in thousands
except per share data)
Reported net (loss)	$(28,009)
Pro forma net (loss)	$(28,775)
Reported basic (loss) per share	$(0.94)
Pro forma basic (loss) per share	$(0.97)
Reported diluted (loss) per share	$(0.94)
Pro forma diluted (loss) per share	$(0.97)

      The Company is currently evaluating whether such compensation expense would generate tax deductions in the various jurisdictions where the Company operates. As it is not clear at present whether such tax allowances will be available, the disclosures in the above table are calculated on the basis of no tax allowances.

15.     Employee Benefits

      The Company operates both defined contribution plans and a funded defined benefit pension plan, covering certain qualifying employees. Contributions under defined contribution plans are determined as a percentage of gross salary. The expense related to these plans for the year ended December 31, 2002 was $0.9 million, for the 52 weeks ended December 30, 2001 was $1.4 million and for the 53 weeks ended December 31, 2000 was nil.

      The Company operates funded a defined benefit pension plan. The benefits under the defined benefit plan are based on years of service and salary levels. Plan assets are primarily comprised of marketable securities. The following provides a reconciliation of benefit obligations, plan assets and the funded status of the defined benefit plan.

		52 Weeks	53 Weeks
	Year Ended	Ended	Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

	(Dollars in thousands)
Change in benefit obligations
Benefit obligation at beginning of the year	$49,836	$48,801	$48,130
Service cost	2,921	2,731	2,581
Interest cost	3,058	2,796	2,913
Plan participants contributions	1,055	899	847
Actuarial (gains) losses	2,321	(1,979)	(906)
Benefits paid	(1,422)	(2,201)	(1,182)
Foreign currency exchange rate changes	5,613	(1,211)	(3,582)

Benefit obligation at end of the year	$63,382	$49,836	$48,801

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		52 Weeks	53 Weeks
	Year Ended	Ended	Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

	(Dollars in thousands)
Change in plan assets
Fair value of plan assets at beginning of the year	$40,414	$46,490	$49,403
Actual return on plan assets	(8,011)	(6,183)	(1,555)
Company contributions	3,254	2,638	2,601
Plan participants contributions	1,055	899	847
Benefits paid	(1,422)	(2,201)	(1,182)
Foreign currency exchange rate changes	3,776	(1,229)	(3,624)

Plan assets at end of the year	$39,066	$40,414	$46,490

      The following table sets forth the funded status of the defined benefit pension plan:

		52 Weeks	53 Weeks
	Year Ended	Ended	Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

	(Dollars in thousands)
Funded status	$(24,316)	$(9,422)	$(2,311)
Unrecognized net actuarial loss (gain)	20,626	6,275	(784)

Net amount recognized	(3,690)	(3,147)	(3,095)
Accrued (liability)	(9,569)	(1,574)	—

Accrued cost	$(13,259)	$(4,721)	$(3,095)

      As at December 31, 2002, the accumulated benefit obligation of $52.3 million exceeded the plan assets by $13.3 million. The weighted average assumptions used are:

		52 Weeks	53 Weeks
	Year Ended	Ended	Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

Discount rate	5.6%	6.0%	6.0%
Expected return on plan assets	7.5%	6.0%	6.0%
Rate of compensation increase	3.5%	4.0%	4.0%
Rate of increase in pensions in payment	2.0%	2.0%	2.5%
Price inflation	2.0%	2.0%	2.5%

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic pension costs for the defined benefit pension plan include the following components:

		52 Weeks	53 Weeks
	Year Ended	Ended	Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

	(Dollars in thousands)
Service cost	$2,921	$2,731	$2,581
Interest cost	3,058	2,796	2,913
Return on plan assets (expected)	(2,589)	(2,759)	(3,089)
Amortization of actuarial loss	74	—	—

Net periodic pension cost	$3,464	$2,768	$2,405

16.     Segment Reporting

      The Company is a full-service drug development services group serving the pharmaceutical, biotechnology and medical device industries. Our drug development services comprise two operating segments — pre-clinical and clinical. Pre-clinical services include pre-clinical safety and pharmacology evaluation as well as laboratory sciences services. Pre-clinical services are performed in Tranent, Scotland and Montreal, Quebec, Canada. Clinical services consist of designing, monitoring, and managing trials of new pharmaceutical and biotechnology products on humans, and providing clinical data management, biostatistical, product registration, and pharmacovigilance services. Clinical service activities and revenues are performed and earned primarily in the United States and Europe. The Company’s European clinical operations are performed in Maidenhead, England and Edinburgh, Scotland with its primary satellite offices in Brussels, Belgium and Glasgow, Scotland. The operating results of the Company in the individual European countries apart from the United Kingdom are not material. Financial data by segment are as follows:

	Pre-clinical	Clinical	Total

	(Dollars in thousands)
Year Ended December 31, 2002
Net service revenues from external customers	$142,174	$80,288	$222,462
Inter segment revenues	2,565	3,718	6,283
Depreciation and amortization	7,939	2,376	10,315
Segment income	43,504	9,044	52,548
Segment assets	290,557	176,746	467,303
Intangible assets	56,063	78,980	135,043
Long-lived assets	155,485	88,128	243,613
Expenditures for long–lived assets	24,545	952	25,497
52 Weeks Ended December 30, 2001
Net service revenues from external customers	$95,172	$61,124	$156,296
Inter segment revenues	5,867	1,841	7,708
Depreciation and amortization	10,355	5,583	15,938
Segment income	17,958	899	18,857
Segment assets	239,260	159,252	398,612
Intangible assets	59,678	74,839	134,517
Long–lived assets	137,634	84,805	222,439
Expenditures for long–lived assets	10,640	505	11,143

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pre-clinical	Clinical	Total

	(Dollars in thousands)
53 Weeks Ended December 31, 2000
Net service revenues from external customers	$45,136	$20,404	$65,540
Inter segment revenues	4,224	855	5,079
Depreciation and amortization	6,522	1,272	7,794
Segment income	6,098	3,387	9,485
Segment assets	100,572	31,509	132,081
Intangible assets	31,990	15,283	47,273
Long–lived assets	76,931	19,101	96,032
Expenditures for long–lived assets	6,313	479	6,792

      The following table summarizes net service revenues and long-lived assets by geographic area based on the location of the business providing the service.

	USA	Canada	Europe	Total

	(Dollars in thousands)
Year Ended December 30, 2002
Net service revenue from external customers	$34,551	$84,567	$103,344	$222,462
Long-lived assets at December 31, 2002	36,185	75,052	132,376	243,613
52 Weeks Ended December 30, 2001
Net service revenues from external customers	$23,367	$48,150	$84,779	$156,296
Long-lived assets at December 30, 2001	36,956	65,053	120,430	222,439
53 Weeks Ended December 31, 2000
Net service revenues from external customers	$1,240	$—	$64,300	$65,540
Long-lived assets at December 31, 2000	282	—	95,750	96,032

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

		52 Weeks	53 Weeks
	Year Ended	Ended	Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

	(Dollars in thousands)
Net service revenue per above segment analysis	$228,745	$164,004	$70,619
Less elimination of inter segment revenues	(6,283)	(7,708)	(5,079)

Net service revenue per financial statements	$222,462	$156,296	$65,540

Segment income per above segment analysis	$52,548	$18,857	$9,485
Corporate overhead, including compensation charges and stamp duty	(61,520)	(4,408)	(1,697)

Income (loss) from operations per financial statements	$(8,972)	$14,449	$7,788

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		52 Weeks
	Year Ended	Ended
	December 31,	December 30,
	2002	2001

	(Dollars in thousands)
Segment assets per above segment analysis	$467,303	$398,612
Elimination of inter segment balances	(134,836)	(96,786)

Assets per financial statements	$332,467	$301,826

Long-lived assets per above segment analysis	$243,613	$222,439
Deferred debt issue costs not allocated to segments	527	1,952

	$244,140	$224,391

      No client accounted for more than 7.5% of the Company’s consolidated net revenue for any of the periods covered by these financial statements.

17.     Contingencies

      From time to time the Company is subject to claims, suits and administrative proceedings arising in the ordinary course of business. The company does not expect that any of the claims, suits or proceedings of which we have been notified will have a material adverse effect upon its liquidity, results of operations or financial condition.

18.     Related Party Transactions

      The Company has entered into various transactions with its principal shareholder, Candover Investments PLC. The Company’s unsecured subordinated loan stock that was repaid at the time of the Company’s initial public offering as described in Note 11, was held by Candover Investments PLC and certain other Candover Investors. The Company paid costs associated with the issue of the loan stock to Candover Investments PLC amounting to $0.4 million in 1999 and $0.7 million in 2001. The Company paid charges to Candover Investments PLC for the services of Mr. I. Gray as a director of Inveresk Research Group Limited amounting to less than $0.1 million in each of 2002, 2001 and 2000.

      Certain of the directors of Inveresk Research Group, Inc. own common stock of the Company and also hold stock options.

19.     Other Comprehensive Loss

      The balance of other comprehensive loss comprised:

	Before-Tax		Net-of-Tax
	Amount	Tax Benefit	Amount

	(Dollars in thousands)
December 31, 2002
Foreign currency translation	$926	$—	$926
Cumulative-effect adjustment for FAS 133	(193)	58	(135)
Minimum pension liability adjustment	(9,407)	2,834	(6,573)

	$(8,674)	$2,892	$(5,782)

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Before-Tax		Net-of-Tax
	Amount	Tax Benefit	Amount

	(Dollars in thousands)
December 30, 2001
Foreign currency translation	$(1,729)	$—	$(1,729)
Cumulative–effect adjustment for FAS 133	(193)	58	(135)
Minimum pension liability adjustment	(1,574)	484	(1,090)

	$(3,496)	$542	$(2,954)

20. Allowance for Doubtful Accounts and Reserve for Losses on Contracts

		52 Weeks	53 Weeks
	Year Ended	Ended	Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

	(Dollars in thousands)
Doubtful accounts allowance
Balance, beginning of period	$760	$312	$389
Acquisition of subsidiaries	—	724	—
Utilized	(29)	(163)	(12)
Net charge (credit) to income	269	(24)	(37)
Translation	21	(89)	(28)

Balance, end of period	$1,021	$760	$312

		52 Weeks	53 Weeks
	Year Ended	Ended	Ended
	December 31,	December 30,	December 31,
	2002	2001	2000

	(Dollars in thousands)
Reserve for losses on contracts
Balance, beginning of period	$3,484	$1,259	$793
Acquisition of subsidiaries	—	2,395	—
Utilized	(1,256)	(890)	(318)
Net charge to income	1,119	743	850
Translation	234	(23)	(66)

Balance, end of period	$3,581	$3,484	$1,259

      At December 31, 2002 and December 30, 2001, $1.1 million and $1.3 million of the reserve for losses on contracts was offset against unbilled receivables and $2.5 million and $2.2 million was included within accrued expenses in the consolidated balance sheets.

INVERESK RESEARCH GROUP, INC.

QUARTERLY FINANCIAL INFORMATION

	First	Second	Third	Fourth

	(Dollars in thousands except share and per share data)
	(Unaudited)
2002
Net service revenue	$53,163	$55,549	$55,923	$57,827

Income (loss) from operations	5,232	(37,877)	11,695	11,978

Income (loss) before income taxes	1,216	(42,878)	10,789	10,589

Income (loss) before extraordinary items	(414)	(44,337)	8,920	9,403

Net income (loss)	$(414)	$(44,337)	$7,339	$9,403

Earnings (loss) per share pre extraordinary items:
Basic	$(0.02)	$(1.87)	$0.25	$0.26
Diluted	$(0.02)	$(1.87)	$0.24	$0.25
Earnings (loss) per share post extraordinary items:
Basic	$(0.02)	$(1.87)	$0.21	$0.26
Diluted	$(0.02)	$(1.87)	$0.20	$0.25
Weighted average number of common shares outstanding:
Basic	23,485,654	23,770,595	35,570,449	35,984,350
Diluted	23,485,654	23,770,595	37,385,219	37,796,452

2001
Net service revenue	$15,974	$46,206	$46,847	$47,269

Income from operations	1,465	2,082	5,105	5,797

Income (loss) before income taxes	(120)	(2,060)	(1,334)	862

Income (loss) before extraordinary items	(192)	(2,798)	(1,961)	250

Net income (loss)	$(192)	$(3,217)	$(1,961)	$250

Earnings (loss) per share before extraordinary items:
Basic	$(0.01)	$(0.12)	$(0.08)	$0.01
Diluted	$(0.01)	$(0.12)	$(0.08)	$0.01
Earnings (loss) per share after extraordinary items:
Basic	$(0.01)	$(0.14)	$(0.08)	$0.01
Diluted	$(0.01)	$(0.14)	$(0.08)	$0.01
Weighted average number of common shares outstanding:
Basic	15,803,724	22,626,740	23,469,088	23,469,088
Diluted	15,803,724	22,626,740	23,469,088	23,469,088

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers

      The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than April 30, 2003.

Item 11.	Executive Compensation

      The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than April 30, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than April 30, 2003.

Item 13.	Certain Relationships and Transactions

      The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than April 30, 2003.

Item 14.	Controls and Procedures

      The Chief Executive Officer and the Chief Financial Officer are responsible for establishing and maintaining a system of disclosure controls and procedures to ensure the accuracy and completeness of the Company’s quarterly and annual reports. They are also responsible for conducting a review of the effectiveness of the disclosure controls and procedures as of a date within 90 days of the filing date of the quarterly or annual report and disclosing their conclusions about the effectiveness of the disclosure controls and procedures based on the review.

Description of Principal Disclosure Controls and Procedures

      The system of disclosure controls and procedures cannot provide absolute assurance on the accuracy and completeness of the Company’s annual and quarterly reports, but it has been designed to meet the Company’s needs and the risks to which it is exposed. The key elements of the process are:

•	Formal reporting on a monthly basis to the Chief Executive Officer and Chief Financial Officer on the results of operations and on any emerging risks and issues. The monthly results are analysed by business segment and all significant variations from budget and the prior year are investigated. The day-to-day responsibility for each business unit rests with experienced management and the Company has a clear organization structure that includes appropriate delegation of authority. There is regular contact between the Chief Executive Officer and Chief Financial Officer and the President of each business unit.

•	Formal Board approval of the annual budget for each financial year. Annual budgets are prepared in detail for each business unit.

•	Review of each quarterly or annual report by the Audit Committee. The Audit Committee also meets with the Company’s external auditors on a quarterly basis to discuss the results of the external auditors’ review of the quarterly financial statements and any internal control matters arising from such review.

•	Confirmation each quarter from the President of each business unit covering the accuracy of the reported financial results of the business and that all significant issues affecting the business have been reported to the Chief Executive Officer and Chief Financial Officer.

•	Confirmation from the Vice-President of Finance for each business unit that certain financial control procedures have been completed.

•	Consultation on significant matters with the Company’s professional advisers.

      In addition to the above procedures, the Company is in the process of implementing an internal audit function and a formal plan is now in place. The internal audit function is being outsourced to one of the big four international accounting firms other than Deloitte & Touche, our external auditors. The internal audit team will meet regularly with the Audit Committee during 2003.

Evaluation of Disclosure Controls and Procedures

      Based on their review of the disclosure controls and procedures as of December 31, 2002, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has effective disclosure controls and procedures.

Changes in Internal Controls

      There have been no significant changes in the internal controls nor in other factors that could significantly affect these controls subsequent to December 31, 2002.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1. Financial Statements

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

2. Schedules

None.

3. Exhibits

The Exhibits listed in the Exhibit Index are incorporated by reference in or filed as part of this report.

      (b) Reports on Form 8-K

We filed a Current Report on Form 8-K, dated October 28, 2002, including our press release announcing our earnings information for the period ended September 30, 2002.

We filed a Current Report on Form 8-K, dated December 10, 2002, relating to the appointment of a new member to our board of directors.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERESK RESEARCH GROUP, INC.

By:	/s/ D.J. PAUL E. COWAN

D.J. Paul E. Cowan
Chief Financial Officer, Treasurer and Secretary

Date:

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ WALTER S. NIMMO Walter S. Nimmo	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2003

/s/ D. J. PAUL E. COWAN D. J. Paul E. Cowan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2003

/s/ ROLAND W. BOYD Roland W. Boyd	Company Controller	February 17, 2003

/s/ IAN P. SWORD Ian P. Sword	Chairman of the Board of Directors	February 17, 2003

/s/ JOHN URQUHART John Urquhart	Vice Chairman of the Board of Directors	February 17, 2003

/s/ VANESSA C. L. CHANG Vanessa C. L. Chang	Director	February 17, 2003

/s/ JOHN T. HENDERSON John T. Henderson	Director	February 17, 2003

/s/ S. LOUISE MCCRARY S. Louise McCrary	Director	February 17, 2003

CERTIFICATIONS

      I, Walter S. Nimmo, certify that:

1. I have reviewed this annual report on Form 10-K of Inveresk Research Group, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WALTER S. NIMMO

Chief Executive Officer,
President and Director

Date: February 17, 2003

      I, D. J. Paul E. Cowan, certify that:

1. I have reviewed this annual report on Form 10-K of Inveresk Research Group, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ D.J. PAUL E. COWAN

Chief Financial Officer,
Secretary and Treasurer

Date: February 17, 2003

OFFICERS’ CERTIFICATE

      The undersigned officers of Inveresk Research Group, Inc., a Delaware corporation (the “Company”), hereby certify that (i) the Company’s Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Company’s Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ WALTER S. NIMMO

Name: WALTER S. NIMMO

Title:	Chief Executive Officer,

President and Director

Date: February 17, 2003

/s/ D. J. PAUL E. COWAN

Name: D. J. PAUL E. COWAN

Title:	Chief Financial Officer,

Secretary and Treasurer

Date: February 17, 2003

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Inveresk Research Group, Inc.*
3.2	Bylaws of Inveresk Research Group, Inc.*
4.1	Form of Stock Certificate.*
10.1	Lease Agreement, dated September 30, 1996, between Highwoods/ Forsyth Limited Partnership and ClinTrials Research Inc.*
10.2	Lease Agreement, dated November 2, 1993, between Ortem Developments Limited and ClinTrials Research Limited.*
10.3	Lease Agreement, dated March 7, 1996, between Ortem Developments Limited and ClinTrials Research Limited.*
10.4	Lease Agreement, dated March 13, 1998, between Taylor Woodrow Property Company Limited and ClinTrials Research Limited.*
10.5	Registration Rights Agreement, dated as of May 15, 2002, among Inveresk Research Group, Inc. and the stockholders of Inveresk Research Group, Inc. listed therein.*
10.6	Amendment No. 1 to Registration Rights Agreement, dated January 30, 2003.
10.7	Inveresk Research Group, Inc. 2002 Non-Employee Directors Stock Option Plan.*
10.8	Inveresk Research Group, Inc. 2002 Stock Option Plan*
10.9	ClinTrials BioResearch Ltd. Pension Plan for Senior Management Employees, dated September 1, 2000.*
10.10	Pension Plan for Designated Employees of ClinTrials BioResearch Ltd., dated August 1, 1996.*
10.11	Memorandum of Agreement, dated June 19, 1997 between ClinTrials BioResearch Ltd. and Michael F. Ankcorn.*
10.12	Agreement, dated February 1997, among ClinTrials BioResearch Ltd., Bio-Research Laboratories Ltd. and Norah K. Taylor.*
10.13	Service Agreement, dated as of September 20, 1999, between Inveresk Research International Limited and Walter S. Nimmo.*
10.14	Employment Agreement, dated as of June 21, 2002, between Inveresk Research International Limited and D.J. Paul E. Cowan.*
10.15	Amendment No. 1 to Employment Agreement between Inveresk Research International Limited and D.J. Paul E. Cowan, dated as of February 17, 2003.
10.16	Executive Employment Agreement, dated as of July 24, 1996, between ClinTrials BioResearch Ltd. and Michael F. Ankcorn, together with Addendum, dated August 29, 2001, and Addendum, dated June 3, 2002.*
10.17	Employment Agreement, dated as of June 21, 2002, between Inveresk Research International Limited and Nicholas J. Thornton.*
10.18	Employment Agreement, dated as of June 21, 2002, between Inveresk Research International Limited and Alastair S. McEwan.*
10.19	Employment Agreement, dated as of June 21, 2002, between Inveresk Research International Limited and Brian Bathgate.*
10.20	Facility Agreement, dated as of June 25, 2002, among Inveresk Research Group, Inc., certain of its subsidiaries party thereto, the lenders party thereto and The Royal Bank of Scotland, as security trustee and agent.*
10.21	Letter from The Royal Bank of Scotland to Inveresk Research Group, Inc., dated January 24, 2003, amending the Facility Agreement.

Exhibit No.	Description

10.22	Deed among The Royal Bank of Scotland and Inveresk Research Group, Inc., Inveresk Research Group Limited, Inveresk Research Holdings Limited, Inveresk Research International Limited, Inveresk Clinical Research Limited, Inveresk Research (Canada) Inc., Inveresk Research North Carolina Inc., Inveresk Research Limited, Inveresk Research Inc. and CTBR Bio-Research Inc., dated December 2002.
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche.

*	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-83536).