Form 10-Q
period 2003-03-31
INVERESK RESEARCH GROUP INC
filed 2003-05-05
CIK 1169358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

INVERESK RESEARCH GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1955097
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

919-460-9005
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

     Yes [x] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

     Yes [ ] No [x]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $0.01 per share	36,301,082
at April 29, 2003

Statements contained in this Form 10-Q that are forward-looking are based on current expectations that are subject to a number of uncertainties and risks and actual results may differ materially. Factors that might cause such a difference include but are not limited to risks associated with: the reduction in research and development activities by pharmaceutical and biotechnology clients, changes in government regulations, the effect of interest rate and foreign exchange rate fluctuations, our ability to attract and retain employees, the loss or delay of contracts due to economic uncertainty or other factors, our ability to efficiently manage backlog, our ability to expand our business through strategic acquisitions, competition within the industry and the potential adverse impact of healthcare reform.

-i-

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Inveresk Research Group, Inc.

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share and share data)

	Quarter ended	Quarter ended
	March 31, 2003	March 31, 2002

Net service revenue	$57,684	$53,163
Direct costs excluding depreciation	(29,278)	(27,626)

	28,406	25,537
Selling, general and administrative expenses:
Compensation expense in respect of amendment and exercise of stock options	—	(4,545)
Share offering expenses	(658)	—
Other selling, general and administrative expenses	(16,228)	(13,414)

Total selling, general and administrative expenses	(16,886)	(17,959)
Depreciation	(2,949)	(2,346)

Income from operations	8,571	5,232
Interest income	72	81
Interest expense	(971)	(4,097)

Income before income taxes	7,672	1,216
Provision for income taxes (Note 7)	(295)	(1,630)

Net income (loss)	$7,377	$(414)

Earnings (loss) per share:
Basic	$0.20	$(0.02)
Diluted	$0.20	$(0.02)
Weighted average number of common shares outstanding:
Basic	36,081,610	23,485,654
Diluted	37,366,463	23,485,654

     See accompanying notes to condensed consolidated financial statements.

Inveresk Research Group, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2003	December 31,
	(unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$16,108	$19,909
Accounts receivable, net	36,289	39,266
Unbilled receivables, net	24,371	20,706
Income taxes receivable	4,088	2,979
Inventories	1,203	1,167
Other current assets	7,031	4,300

Total current assets	89,090	88,327
Property, plant and equipment, net	111,705	108,570
Goodwill	135,762	135,043
Deferred debt issue costs	543	527

	$337,100	$332,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,715	$10,792
Advance billings	40,625	41,415
Accrued expenses	20,367	21,399
Income taxes payable	3,627	2,871
Deferred income taxes	415	204
Current portion of long term debt	228	217

Total current liabilities	75,977	76,898
Deferred income taxes	22,167	22,139
Long term debt	62,758	67,768
Defined benefit pension plan obligation	13,451	13,259
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value 150,000,000 shares authorized; 36,265,260 and 36,004,777 issued and outstanding at March 31, 2003 and December 31, 2002	363	360
Additional paid-in capital	191,681	191,618
Accumulated deficit	(26,416)	(33,793)
Accumulated other comprehensive loss	(2,881)	(5,782)

Total shareholders’ equity	162,747	152,403

	$337,100	$332,467

     See accompanying notes to condensed consolidated financial statements.

Inveresk Research Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Quarter ended	Quarter ended
	March 31, 2003	March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,377	$(414)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation expense in respect of amendment and exercise of stock options	—	4,459
Depreciation of property, plant and equipment	2,949	2,346
Deferred pension obligations	401	115
Deferred income taxes	(278)	116
Amortization of deferred loan issue costs	42	69
Interest on 10% unsecured subordinated loan stock due 2008, not payable until the loan stock is redeemed	—	2,908
Changes in operating assets and liabilities:
Accounts receivable	(688)	(967)
Advance billings	(790)	(736)
Inventories	(36)	166
Accounts payable and accrued expenses	(1,108)	(613)
Income taxes	(353)	765
Other assets and liabilities	(2,731)	(3,252)

Net cash provided by operating activities	4,785	4,962
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,302)	(5,662)

Net cash used in investing activities	(4,302)	(5,662)
CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	66	64
Repayments of short-term borrowings	—	(1,453)
Payment of deferred debt issue costs	(58)	—
Repayments of long-term debt	(5,000)	—

Net cash provided by (used in) financing activities	(4,992)	(1,389)
Effect of foreign currency exchange rate changes on cash	708	(462)

Increase (decrease) in cash and cash equivalents	(3,801)	(2,551)
Cash and cash equivalents at beginning of period	19,909	16,118

Cash and cash equivalents at end of period	$16,108	$13,567

Supplemental cash flow information:
Interest paid	$18	$3,179

Income tax paid	$463	$19

     See accompanying notes to condensed consolidated financial statements.

Inveresk Research Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) and
Shareholders’ Equity (unaudited)
(In thousands, except share data)

					Retained
	Total	Common	Par Value	Additional	Earnings	Accumulated Other
	Shareholders’	Stock $0.01	Paid-in	Paid-in	(Accumulated	Comprehensive
	equity (deficit)	Par Value	Capital	Capital	Deficit)	Income (Loss)

Balance at December 31, 2002	$152,403	36,004,777	$360	$191,618	$(33,793)	$(5,782)
Issue of common stock	66	260,483	3	63	—	—
Comprehensive income:
Foreign currency translation adjustments	2,901		—	—	—	2,901
Net income for period to March 31, 2003	7,377		—	—	7,377	—

Comprehensive income	10,278

Balance at March 31, 2003	$162,747	36,265,260	$363	$191,681	$(26,416)	$(2,881)

Balance at December 30, 2001	$(7,385)	23,469,088	$235	$1,118	$(5,784)	$(2,954)
Issue of common stock	64	301,507	3	61	—	—
Compensation expense in respect of amendment and exercise of stock options	4,459		—	4,459	—	—
Comprehensive income (loss):
Foreign currency translation adjustments	1,579		—	—	—	1,579
Net income for period to March 31, 2002	(414)		—	—	(414)	—

Comprehensive income	1,165

Balance at March 31, 2002	$(1,697)	23,770,595	$238	$5,638	$(6,198)	$(1,375)

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

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2002 filed with the SEC on Form 10-K. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003.

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

3. Summary of Significant Accounting Policies

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with Statements of Financial Accounting Standards (“FAS”) 128, “Earnings per Share”. FAS 128 requires presentation of both basic earnings

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

(loss) per share (“Basic EPS”) and diluted earnings (loss) per share (“Diluted EPS”). Basic EPS is based on the weighted average number of common shares outstanding during the year while Diluted EPS also includes the dilutive effect of share options. The number of share options not reflected in Diluted EPS because they were anti-dilutive was 11,000 in respect of the quarter ended March 31, 2003 and the number of share options not reflected in Diluted EPS because their exercise was conditional was 1,520,893 in respect of the quarter ended March 31, 2002. Historical earnings (loss) per share have been computed assuming the historical outstanding shares in Inveresk Research Group Limited were converted to ordinary shares in Inveresk Research Group, Inc. using the conversion ratios applied when the change of ultimate parent company became effective.

Goodwill

The Company follows the requirements set out in FAS 141, “Business Combinations”, and FAS 142, “Goodwill and Other Intangible Assets”. FAS 142 requires that we perform annual impairment tests on goodwill and intangible assets with indefinite lives. The most recent such review was completed during the second quarter of 2002 using balances recorded as at March 31, 2002. These reviews did not result in any changes to the carrying value of goodwill. A further review will be completed during the second quarter of 2003 using balances recorded as at March 31, 2003.

Other Recent Accounting Pronouncements

Accounting policy changes adopted on January 1, 2003

In June 2001, the Financial Accounting Standards Board (“FASB”) issued FAS 143 “Accounting for Asset Retirement Obligations.” FAS 143 requires the fair value of a liability for asset retirement obligations to be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. FAS 143 was adopted by the Company on January 1, 2003. The Company does not have any significant asset retirement obligations and, accordingly, the adoption of FAS 143 did not have any material impact on its results of operations or its financial position.

In June 2002, the FASB issued FAS 146, “Accounting for Costs Associated with Disposal or Exit Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. FAS 146 provides that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, FAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3 until a liability has been incurred and establishes that fair value is the objective for initial measurement of the liability. However, this standard does not apply to costs associated with exit activities involving entities acquired under business combinations or disposal activities covered under FAS 144. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted FAS 146 effective January 1, 2003. No such exit or disposal activities have been initiated since this date.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for the Company on January 1, 2003 and the recognition/measurements requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which is an amendment of FAS 123, “Accounting for Stock-Based Compensation.” FAS 148 provides alternative methods of transition from the intrinsic value method of accounting for stock options prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” to the fair value-based method of accounting required by FAS 123. The Company has decided not to move away from the intrinsic value method at present.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

4. Shareholders’ Equity

As described in Note 2, during the quarter ended June 30, 2002, we completed a transaction that created a new ultimate parent company for Inveresk Research Group Limited and its subsidiaries (the “Group”). All the outstanding shares of Inveresk Research Group Limited (the former ultimate holding company, organized in Scotland) were exchanged for shares of common stock of Inveresk Research Group, Inc. (the current ultimate parent company, organized in Delaware). The capital structure is presented on the basis described in Note 1 and is as follows:

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Preferred stock, $0.01 par value 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value 150,000,000 shares authorized; issued and outstanding 36,265,260 and 36,004,777 at March 31, 2003 and December 30, 2002, respectively	363	360

	$363	$360

The increase of 260,483 shares during 2003 resulted from the exercise of employee stock options to acquire 260,483 shares at an average exercise price of $0.25 per share.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

5. Credit Facilities and Debt

At March 31, 2003 the $62.5 million of bank debt drawn under our bank credit facility is repayable in U.S. dollars and bears interest at the London Inter-Bank Offered Rate (“LIBOR”) plus 1.25%. The total amount available to us under this facility is $75 million. The borrowings of a subsidiary company which had utilized this facility at March 31, 2003 were guaranteed by the Company, the principal trading subsidiaries in the group and certain intermediate holding companies. The first scheduled principal repayment under the facility is due on June 30, 2004.

6. Stock Options and Other Equity-Based Compensation Plans

The Company has issued options to employees pursuant to the Inveresk Research Group, Inc. 2002 Stock Option Plan and to non-executive directors pursuant to the Inveresk Research Group, Inc. 2002 Non-employee Directors Stock Option Plan. The objectives of these plans include attracting and retaining personnel and promoting the success of the Company by providing employees and non-executive directors with the opportunity to acquire shares.

All options issued prior to June 27, 2002 were issued by Inveresk Research Group Limited. Those options subsequently were exchanged for stock options issued by Inveresk Research Group, Inc. (the “replacement options”) under its 2002 Stock Option Plan on June 28, 2002. The replacement options had exercise prices, exercise periods and other terms substantially the same as those that were replaced. The data with respect to stock options set forth below gives effect to the issuance of the replacement options as if they had been issued at the same time as the options they replaced.

The replacement options became fully vested (immediately exercisable in full) upon completion of the Company’s initial public offering and such options will expire 10 years after the original date of grant. At March 31, 2003 the number of replacement options remaining outstanding was 1,025,434. The Company has also issued options that vest in equal annual installments over the three years following the date of grant. At March 31, 2003 the amounts of these options outstanding are 35,000 shares at an option price of $13.00 per share, 1,007,730 at an option price of $10.60 per share, 3,500 at an option price of $16.35 per share and 7,500 at an option price of $20.14.

	Shares of Common
	Stock Issuable Upon		Weighted Average
	Exercise	Exercise Price	Exercise Price

Outstanding at December 31, 2002	2,366,217	$0.03 - $20.14	$5.05
Granted	—	—	—
Forfeited	(26,570)	$10.60	$10.60
Exercised	(260,483)	$0.05 - $0.40	$0.25

Outstanding at March 31, 2003	2,079,164	$0.03 - $20.14	$5.58

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the exercise prices of the options outstanding at March 31, 2003:

Shares of
Common Stock
Issuable
Upon Exercise	Exercise Price

329,891	$0.03 per share
47,820	$0.05 per share
41,211	$0.19 per share
606,512	$0.40 per share
1,007,730	$10.60 per share
35,000	$13.00 per share
3,500	$16.35 per share
7,500	$20.14 per share

2,079,164

The weighted average exercise price of our outstanding stock options was $5.58 per share at March 31, 2003 and $5.05 at December 31, 2002.

In the quarter ended March 31, 2002, the terms of the options held by one individual were amended to enable him to exercise his options prior to the completion of our initial public offering. Compensation expense was recorded in respect of those options in the quarter ended March 31, 2002, reducing income from operations by $4.545 million and net income by $4.490 million.

7. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Deferred tax assets:
Defined benefit pension obligations	$4,028	$3,987
Federal and state net operating losses	15,053	14,893
Foreign net operating losses	376	768
Interest rate swaps	427	329
U.K. share option deductions	2,834	—
Other deferred tax assets	987	1,451

Total deferred tax assets	23,705	21,428
Valuation allowance for deferred tax assets	(18,376)	(15,830)

Net deferred tax assets	$5,329	$5,598
Deferred tax liabilities
Property, plant and equipment	(27,211)	(27,241)
Other deferred tax liabilities	(700)	(700)

Net deferred tax liabilities	$(22,582)	$(22,343)

In the first quarter of 2003, the Company recorded a deferred tax asset of $2.834 million less a valuation allowance of $2.834 million in respect of U.K. share option deductions.

The balance sheet classification of net deferred tax liabilities is as follows:

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

	March 31,	December 31,
	2003	2002

	(Dollars in thousands)
Net current deferred tax liabilities	$(415)	$(204)
Net non current deferred tax liabilities	(22,167)	(22,139)

Net deferred tax liabilities	$(22,582)	$(22,343)

Our provision for income taxes is affected by various factors. We receive research and development tax credits in Canada and the United Kingdom. The level of such credits is dependent upon the amount of qualifying costs in these jurisdictions and therefore the tax credits are not a constant percentage of income before income taxes. In addition, we expect to receive tax deductions equal to the gains made by United Kingdom employees on exercising their stock options in 2003. These deductions will arise at the time of exercise of the options and will depend on the market price of our stock at the time of exercise. Such amounts may therefore fluctuate from period to period.

As a consequence of these factors, our provision for income taxes expressed as a percentage of income before income taxes may fluctuate from period to period.

The Company’s consolidated effective tax rate differed from the federal statutory rate as set forth below:

	Quarter ended	Quarter ended
	March 31, 2003	March 31, 2002

	(Dollars in thousands)
U.S. Federal statutory rate	$2,686	$426
Non deductible compensation expense on exercise of share options	—	1,363
U.K. and Canadian Research and Development tax credits	(1,761)	(1,097)
Difference between foreign income taxed at U.S. Federal Statutory rates and foreign income tax expense	(276)	456
Increase in federal valuation allowance	196	140
Increase (reduction) in valuation allowance against losses of foreign subsidiaries	(53)	453
U.K. share option deductions	(554)	—
Other	57	(111)

	$295	$1,630

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

8. Segment Reporting

The Company is a full-service drug development services group serving the pharmaceutical, biotechnology and medical device industries. Our drug development services comprise two operating segments — pre-clinical and clinical. Pre-clinical services include pre-clinical safety and pharmacology evaluation as well as laboratory sciences services. Pre-clinical services are performed in Edinburgh, Scotland and Montreal, Canada. Clinical services consist of designing, monitoring, and managing trials of new pharmaceutical and biotechnology products on humans, and providing clinical data management, biostatistical, product registration, and pharmacovigilance services. Clinical service activities and revenues are performed and earned primarily in the United States and Europe. The Company’s European clinical operations are performed in Maidenhead, England and Edinburgh, Scotland with its primary satellite offices in Brussels, Belgium and Glasgow, Scotland. The operating results of the Company in the individual European countries apart from the United Kingdom are not material.

Financial data by segment are as follows:

	Pre-clinical	Clinical	Total

Quarter Ended March 31, 2003	(Dollars in thousands)
Net service revenue from external customers	$36,329	$21,355	$57,684
Depreciation	2,381	568	2,949
Segment income	8,782	2,263	11,045
Segment assets at March 31, 2003	299,137	180,919	480,056
Goodwill at March 31, 2003	57,528	78,234	135,762
Long-lived assets at March 31, 2003	160,323	87,139	247,462
Expenditures for long-lived assets in quarter ended March 31, 2003	3,899	403	4,302
Quarter Ended March 31, 2002
Net service revenues from external customers	$34,479	$18,684	$53,163
Depreciation	1,766	580	2,346
Segment income	10,382	770	11,152
Segment assets at December 31, 2002	290,557	176,746	467,303
Goodwill at December 31, 2002	56,063	78,980	135,043
Long-lived assets at December 31, 2002	155,485	88,128	243,613
Expenditures for long-lived assets in quarter ended March 31, 2002	5,545	117	5,662

The following table summarizes net service revenues and long-lived assets by geographic area.

	USA	Canada	Europe	Total

Quarter Ended March 31, 2003		(Dollars in thousands)
Net service revenue from external customers	$9,362	$20,377	$27,945	$57,684
Long-lived assets at March 31, 2003	36,090	80,064	131,308	247,462
Quarter Ended March 31, 2002
Net service revenues from external customers	$7,759	$20,988	$24,416	$53,163
Long-lived assets at December 31, 2002	36,185	75,052	132,376	243,613

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

	Quarter ended	Quarter ended
	March 31, 2003	March 31, 2002

	(Dollars in thousands)
Segment income per above segment analysis	$11,045	$11,152
Corporate overhead, including share offering expenses and compensation charges	(2,474)	(5,920)

Income (loss) from operations per financial statements	$8,571	$5,232

Segment assets per above segment analysis	$480,056	$467,303
Long lived assets not allocated to segments	5	—
Deferred debt issue costs not allocated to segments	543	527
Elimination of inter segment balances	(143,504)	(135,363)

Assets per financial statements	$337,100	$332,467

Long lived assets per above segment analysis	$247,462	$243,613
Long lived assets not allocated to segments	5	—
Deferred debt issue costs not allocated to segments	543	527

	$248,010	$244,140

No clients accounted for more than 10% of the Company’s consolidated net revenue for any of the periods covered by these financial statements.

9. Contingencies

From time to time we are subject to claims, suits and administrative proceedings arising in the ordinary course of business. We do not expect that any of the claims, suits or proceedings of which we have been notified will have a material adverse effect upon our operations or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the corresponding section of our Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on February 18, 2003.

The information set forth and discussed below for the quarters ended March 31, 2003 and March 31, 2002 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. The Company’s results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

Overview

Effective June 25, 2002, we changed our ultimate parent company from a company organized in Scotland to a corporation organized in Delaware.

We completed our initial public offering of 12,000,000 shares of common stock, at a price of $13 per share, in the third quarter of 2002. The net proceeds from the offering, together with drawings under our new bank credit facility and existing cash resources, were used to repay all of the outstanding principal and interest at June 30, 2002 under our former bank facility and our 10% unsecured subordinated loan stock due 2008.

We were highly leveraged from the time of our management buyout in 1999 through to the time of the completion of our initial public offering on July 3, 2002. We also incurred significant additional debt in connection with our acquisition of ClinTrials in 2001. Our interest expense has therefore been high in relation to our income before taxes. We believe that, because of the size of our interest expense during the period preceding the completion of our initial public offering, our income from operations (i.e. before interest income and interest expenses) is a better measure of the past performance of our businesses than income (or loss) before income taxes or net income.

We operate in two segments for financial reporting purposes: pre-clinical and clinical. The following table shows a summary of our financial performance for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

	Quarter ended	Quarter ended
	March 31, 2003	March 31, 2002

Net service revenue:	(Dollars in thousands)
Pre-clinical	$36,329	$34,479
Clinical	21,355	18,684

	57,684	53,163

Direct costs excluding depreciation:
Pre-clinical	(16,824)	(15,798)
Clinical	(12,454)	(11,828)

	(29,278)	(27,626)

Selling, general and administrative expenses:
Pre-clinical	(8,342)	(6,533)
Clinical	(6,070)	(5,506)
Corporate overhead
Compensation expense in respect of amendment and exercise of share	—	(4,545)
Share offering expenses	(658)	—
Other selling, general and administrative expenses	(1,816)	(1,375)

	(16,886)	(17,959)

Depreciation:
Pre-clinical	(2,381)	(1,766)
Clinical	(568)	(580)

	(2,949)	(2,346)

Income from operations:
Pre-clinical	8,782	10,382
Clinical	2,263	770
Corporate overhead including compensation expense, share offering expenses and other selling, general and administrative expenses	(2,474)	(5,920)

	8,571	5,232
Interest expense, net	(899)	(4,016)

Income (loss) before income taxes	7,672	1,216
Provision for income taxes	(295)	(1,630)

Net income (loss)	$7,377	$(414)

The following table summarizes the above results of operations as a percentage of net service revenue:

	Quarter ended	Quarter ended
	March 31, 2003	March 31, 2002

Net service revenue:
Pre-clinical	100.0%	100.0%
Clinical	100.0%	100.0%
Total	100.0%	100.0%
Direct costs excluding depreciation:
Pre-clinical	46.3%	45.8%
Clinical	58.3%	63.3%
Total	50.8%	52.0%
Selling, general and administrative expenses:
Pre-clinical	23.0%	18.9%
Clinical	28.4%	29.5%
Total (1)	29.3%	33.8%
Depreciation:
Pre-clinical	6.6%	5.1%
Clinical	2.7%	3.1%
Total	5.1%	4.4%
Income from operations:
Pre-clinical	24.2%	30.1%
Clinical	10.6%	4.1%
Total (1)	14.9%	9.8%
Interest expense, net	1.6%	7.6%
Income (loss) before income taxes	13.3%	2.3%

(1)	Including corporate overhead.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in our consolidated financial statements for the year ended December 31, 2002 included in Form 10-K. We believe our most critical accounting policies include revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion method of accounting. In addition, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A discussion of our critical accounting policies and areas where significant estimates are made is set forth in the following paragraphs.

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

Reserve for Losses on Contracts

We have a reserve for losses on contracts which is split between “Unbilled Receivables, net” and “Accrued Expenses” on our Consolidated Balance Sheets. This reflects the fact that our revenue recognition process involves a significant element of judgement in order to estimate the outcome of each contract and that there may be instances where the estimated costs are not covered by the estimated contract revenues. In such instances, we accrue for the whole of the estimated loss on the contract as soon as the estimated loss is identified. We believe our reserve for losses on contracts was adequate as of March 31, 2003 based on our experience of performing contractual work for clients. However, no assurances can be given that actual losses will not exceed the recorded reserve.

Pensions

Certain of our U.K. based subsidiaries maintain a defined benefit pension plan. This plan provides benefits to substantially all employees and former employees of these subsidiaries in the U.K. On December 31, 2002 this plan was closed to new entrants but it will continue to provide benefits to existing beneficiaries (including existing employees who have not yet retired).

The net periodic pension charge for the defined benefit pension plan was $1.2 million for the quarter ended March 31, 2003 and $0.9 million for the quarter ended March 31, 2002. These charges have been calculated based upon a number of actuarial assumptions. These include an expected long-term rate of return on our plan assets, expected long-term rates of compensation increase, price inflation, expected rates of increase for pensions in payment and the discount rate applicable to the plan liabilities.

We review these assumptions annually. At December 31, 2002 the assumptions were as follows:

Expected return on plan assets	7.5%
Rate of compensation increase	3.5%
Rate of increase in pensions	2.0%
Price inflation	2.0%
Discount rate	5.6%

If results were to differ from these assumptions there would be an impact on our pension liability.

Taxation

Our provision for income taxes is affected by various factors. We receive research and development tax credits in Canada and the United Kingdom. The level of such credits is dependent upon the amount of qualifying costs in these jurisdictions and therefore the tax credits are not a constant percentage of income before income taxes. In addition, we expect to receive tax deductions equal to the gains made by United Kingdom employees on exercising their stock options in 2003. These deductions will arise at the time of exercise of the options and will depend on the market price of our stock at the time of exercise. Such amounts may therefore fluctuate from period to period.

As a consequence of these factors, our provision for income taxes expressed as a percentage of income before income taxes may fluctuate from period to period.

The calculation of the provision for income taxes also requires us to make a number of estimates, including the quantification of the level of costs that will qualify for research and development tax credits in Canada and the United Kingdom. Actual results could differ from those estimates.

Share offering expenses

On February 18, 2003 we announced a proposed public offering of up to 10,350,000 shares of common stock. 3,000,000 shares were to be offered by the Company and 7,350,000 shares were to be offered by certain selling stockholders. On March 7, 2003, we announced the withdrawal of the registration statement relating to this offering because market conditions at the time made it inadvisable to proceed with the offering. The costs relating to this offering have been expensed in the first quarter of 2003 and reduce the first quarter net income by approximately $0.7 million. We do not expect such costs to recur in the foreseeable future.

Earnings Charges in Respect of the Change in Ultimate Parent Company and in Respect of Equity-Based Compensation

The transactions through which we changed our ultimate parent company, and certain equity-based compensation (including stock options) which had been awarded to our directors, officers and employees before our initial public offering, had several effects that required us to take charges against earnings. These charges comprised:

(i)	U.K. National Insurance costs relating to exercise of stock options. We incur U.K. National Insurance costs at the point of exercise of certain stock options that are subject to U.K. National Insurance taxes. The total such expense in the first quarter of 2003 was $0.2 million, $0.1 million net of income taxes.

(ii)	A Compensation Charge in Respect of Certain Outstanding Employee Stock Options. We recorded a charge of $4.5 million for compensation expense on the amendment and exercise of share options in the first quarter of 2002, $4.4 million net of income taxes.

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

The results of our non-U.S. operations have been translated from pounds sterling and Canadian dollars using the following average exchange rates:

	U.S. Dollars per	U.S. Dollars per
	Pound Sterling	Canadian Dollar

Quarter ended March 31, 2003	1.6025	0.6628
Quarter ended March 31, 2002	1.4263	0.6274

The following table sets forth the percentage of our net service revenue arising in the United Kingdom and Canada:

	United Kingdom	Canada

Quarter ended March 31, 2003	48%	35%
Quarter ended March 31, 2002	46%	39%

Our Canadian business invoices a significant proportion of its revenues in U.S. dollars, although its costs are largely in Canadian dollars. This can result in transaction exchange gains or losses that are reflected in its statement of operations. The foreign currency gains or losses recognized in the statement of operations and included in “Selling, general and administrative expenses” was a loss of $1.5 million for the quarter ended March 31, 2003 and a gain of $0.2 million for the quarter ended March 31, 2002.

Results of operations

First quarter 2003 compared to first quarter 2002

Net service revenue. Net service revenue in the first quarter of 2003 was $57.7 million, an increase of $4.5 million or 9% over first quarter 2002 net service revenue of $53.2 million.

Pre-clinical. Net service revenue in the first quarter of 2003 was $36.3 million, an increase of $1.8 million or 5% over revenues of $34.5 million in the first quarter of 2002. Our pre-clinical operations in Europe continued to experience strong demand for its services during the first quarter, both for its safety evaluation services and its laboratory sciences services. Our pre-clinical operations in Montreal experienced some volatility in business flow in short-term toxicology work, resulting in an unusually high level of project delays. This had an impact on the level of net service revenue recorded by this operation in January and February. Net service revenue recorded in March was higher than in January and February and marginally exceeded budgeted expectations. As a result, for the first quarter of 2003 net service revenue in our Canadian operations was 3% behind 2002. The volatility experienced by our Montreal-based pre-clinical operations in the first two months of this year appeared to result from cautious behavior on the part of our clients leading to higher than usual levels of project delays. Management believes that volatility is diminishing and that the near-term outlook for demand for services at our Montreal-based pre-clinical operations has improved. This belief is based on a number of factors, particularly overall activity levels and continued strength in new business signings. Notwithstanding this cautious optimism, management has taken and intends to continue taking a series of actions to address this situation, including continuing to focus on the changing business mix to emphasize services for which continuing demand appears strong while carefully controlling discretionary expenditures with a view to mitigating the impact on profits of any volatility. These measures will be continued at least until the business prospects become more clear. Assuming constant dollar exchange rates, net service revenues in the pre-clinical segment decreased by 3% in the first quarter of 2003 compared with 2002.

Clinical. Net service revenue in the first quarter of 2003 was $21.4 million, an increase of $2.7 million or 14% over revenues of $18.7 million in the first quarter of 2002. The Phase II-IV business experienced a 12% increase in net service revenue, generally reflecting higher activity levels in those operations. Our Phase I clinic experienced 22% growth in net service revenue. Assuming constant dollar exchange rates, net service revenue in the clinical segment increased by 7% in the first quarter of 2003 compared to 2002.

Direct costs excluding depreciation. In the first quarter of 2003 direct costs excluding depreciation totaled $29.3 million, an increase of $1.7 million, or 6%, from $27.6 million in the first quarter of

2002. Direct costs excluding depreciation were 51% of net service revenue in the first quarter of 2003 compared to 52% in the first quarter of 2002.

Pre-clinical. Direct costs excluding depreciation in the first quarter of 2003 were $16.8 million, an increase of $1.0 million, or 6%, over costs of $15.8 million in the first quarter of 2002. In the first quarter of 2003, direct costs excluding depreciation were 46% of net service revenue, compared to 46% in the first quarter of 2002. This constant margin was despite the volatility in business flow in short-term toxicology experienced in the first quarter by our Canadian pre-clinical operations, and the impact this had on net service revenue, and reflects the tight cost controls in place in our operations and a continuation of the favorable study mix that we saw in 2002.

Clinical. Direct costs excluding depreciation in the first quarter of 2003 were $12.5 million, an increase of $0.6 million, or 5% over costs of $11.8 million in the first quarter of 2002. In the first quarter of 2003 direct costs excluding depreciation were 58% of net service revenues compared to 63% in the first quarter of 2002 reflecting the continued focus of the clinical segment on improved contract pricing and cost control.

Selling, general and administrative expenses. In the first quarter of 2003 selling, general and administrative expenses totaled $16.9 million, a decrease of $1.1 million, or 6% from $18.0 million in the first quarter of 2002. Selling, general and administrative expenses in the first quarter of 2003 included an expense of $0.7 million relating to the share offering announced and withdrawn in the quarter. Selling, general and administrative expenses in the first quarter of 2002 included an expense of $4.5 million relating to the amendment and exercise of an employee share option. Before taking account of these charges, selling general and administrative expenses represented 28% of net service revenue in the first quarter of 2003, compared with 25% in the first quarter of 2002. The increase is mainly attributable to the impact of foreign exchange losses in the pre-clinical operations described below.

Pre-clinical. Selling, general and administrative costs in the first quarter of 2003 were $8.3 million, an increase of $1.8 million or 28% from $6.5 million in the first quarter of 2002. Selling, general and administrative costs were 23% of net service revenue in the first quarter of 2003, compared to 19% in the first quarter of 2002. Selling, general, and administrative costs increased in the first quarter of 2003 as a consequence of exchange losses during the period totaling $1.5 million compared to exchange gains of $0.2 million in the first quarter of 2002. Excluding the impact of exchange gains and losses, selling, general and administrative costs in the pre-clinical business segment increased by 2% in the first quarter of 2003 compared to the corresponding period in 2002.

Clinical. Selling, general and administrative costs in the first quarter of 2003 were $6.1 million, an increase of $0.6 million or 10% from $5.5 million in the first quarter of 2002. Selling, general and administrative costs were 28% of net service revenue in the first quarter of 2003 compared to 29% in the first quarter of 2002.

Corporate overhead. Corporate overhead amounted to $1.8 million, an increase of $0.4 million, or 32%, over the first quarter of 2002. The increase is due primarily to additional costs associated with the corporate governance and other regulatory costs of a publicly listed company.

Income from operations. In the first quarter of 2003 income from operations amounted to $8.6 million, or 15% of net service revenue. Excluding share offering expenses and the foreign exchange losses referred to above, income from operations amounted to $10.7 million or 19% of net service revenue. Income from operations in the first quarter of 2002 amounted to $9.6 million, or 18% of net service revenue, excluding expenses of $4.5 million relating to the amendment and exercise of an employee share option and foreign exchange translation gains in our Canadian operations.

Pre-clinical. Income from operations decreased to $8.8 million in the first quarter of 2003 compared to $10.4 million in the first quarter of 2002 for the reasons set forth above. Excluding the impact of exchange gains and losses discussed above, income from operations in the pre-clinical business segment increased by 1% in the first quarter of 2003 compared to the corresponding period in 2002.

Clinical. Income from operations was $2.3 million in the first quarter of 2003 compared to $0.8 million in the first quarter of 2002 for the reasons set forth above.

Interest expense. Interest expense in the first quarter of 2003 was $0.9 million, a reduction of $3.1 million or 78% from $4.0 million in the first quarter of 2002. In the first quarter of 2003 interest expense included $0.7 million of net interest and amortization of deferred debt costs on our bank facilities and cash resources. In the first quarter of 2003, our interest expense includes a charge of $0.2 million, reflecting a mark-to-market revaluation of the interest rate swaps we entered into during the third quarter of 2002. The interest expense of $4.0 million in the first quarter of 2002 reflected the capital structure of the Group prior to our initial public offering.

Provision for income taxes. Provision for income taxes was $0.3 million or 4% of income before taxes in the first quarter of 2003. U.K. and Canadian research and development tax credits reduced the provision for income taxes by $1.8 million or 23% of income before taxes. U.K. research and development tax credits were introduced in 2002, and came into effect from April 1, 2002. The Company recorded a reduction in tax expense amounting to $0.6 million in the first quarter of 2003 in respect of gains made in 2003 by our U.K. employees on exercise of stock options. In addition, the 2003 Canadian Federal tax rate is 2% lower than in 2002. The tax charge in the first quarter of 2002 was $1.6 million on income before income taxes of $1.2 million. The tax charge in 2002 represented 17% of income before taxes after adding back the non-deductible expense of $4.5 million relating to the amendment and exercise of an employee share option.

Liquidity and capital resources

Cash and cash equivalents totaled $16.1 million at March 31, 2003 compared with $19.9 million at December 31, 2002. Our principal sources of liquidity are cash flow from operations and borrowings under our credit facilities.

At March 31, 2003, our bank credit facility provided us with an aggregate of up to $75 million through $50 million of term loans in U.S. dollars and up to $25 million of multi-currency revolving loans. At March 31, 2003, we had drawn $62.5 million in term and revolving loans under the facility. Of that amount, $50 million has been drawn as a five year term loan with repayments commencing in June 2004 and ending in June 2007, and $12.5 million was drawn pursuant to the multi-currency revolver portion of the facility. The $12.5 million drawn under the revolver is repayable on or prior to June 20, 2005. This facility bears interest at floating, LIBOR-based rates. However, we have limited our exposure to interest rate fluctuations on the loans drawn under this facility through a series of interest rate swaps. Our credit facility subjects us to significant affirmative, negative and financial covenants, is guaranteed by us and our significant subsidiaries and is secured by liens on substantially all of our assets. At March 31, 2003 we were in compliance with the covenants in our credit facility.

Working capital balances which arise from our contracts with customers comprise accounts receivable, unbilled receivables and advance billings. A summary of these balances at September 30, 2002, June 30, 2002, March 31, 2002 and December 30, 2001 together with the number of days billings that they represent is set forth below.

	March 31, 2003		December 31, 2002		September 30, 2002		June 30, 2002		March 31, 2002

		No. of		No. of		No. of		No. of		No. of
	Balance	Days Net	Balance	Days Net	Balance	Days Net	Balance	Days Net	Balance	Days Net
	($’000s)	Revenue	($’000s)	Revenue	($’000s)	Revenue	($’000s)	Revenue	($’000s)	Revenue

Accounts receivable	$36,289	57	$39,266	64	$34,184	57	$35,323	59	$32,258	55
Unbilled receivables	24,371	38	20,706	34	23,679	39	22,354	37	21,354	37

Sub total	60,660	95	59,972	98	57,863	96	57,677	96	53,612	92
Advance billings	(40,625)	(64)	(41,415)	(68)	(36,734)	(61)	(33,656)	(56)	(29,644)	(51)

	$20,035	31	$18,557	30	$21,129	35	$24,021	40	$23,968	41

The impact of the above balances on our cash flow from operations in the first quarter of 2003 as well as in 2002 was as follows:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002

Cash inflow (outflow)	(Dollars in thousands)
Accounts receivable including unbilled receivables	$(688)	$(2,109)	$(186)	$(4,065)	$(967)
Advance billings	(790)	4,681	3,078	4,012	(736)

	$(1,478)	$2,572	$2,892	$(53)	$(1,703)

The cash generated by operating activities was $4.8 million in the first quarter of 2003, and $29.8 million in 2002 after paying $21.5 million of accumulated interest on our 10% unsecured subordinated loan stock due 2008 following our initial public offering. When compared to this, the cash flows relating to working capital movements are not a major factor affecting liquidity.

Our scheduled debt repayments during 2003 are $0.2 million. We anticipate that our operating cash flow, together with available borrowings under our bank credit facility and the net proceeds we receive from any offerings, will be sufficient to meet our anticipated future operating expenses, capital expenditures (including our planned expansions at our pre-clinical facilities) and debt service obligations as they become due over the next twelve months. Our corporate strategy of seeking continued growth contemplates the possibility of growth through acquisitions of other businesses, should appropriate opportunities become available. If we decide to seek to acquire other businesses, we expect to fund these acquisitions from existing cash resources, through additional borrowings and, possibly, with the proceeds of sales of our capital stock. We also may pursue acquisitions in which the consideration we pay takes the form of our capital stock.

First quarter 2003 compared to First quarter 2002

Cash flow from operations in the first quarter of 2003 was $4.8 million compared to $5.0 million in the first quarter of 2002. Capital expenditures were $4.3 million compared to $5.7 million in 2002. The decrease is mainly attributable to our pre-clinical operations in Canada where capital expenditure amounted to $1.7 million in the first quarter of 2003 compared to $4.3 million in the first quarter of 2002. The decrease in capital expenditure arose because the first stage of the expansion in our Canadian pre-clinical operations was completed in December 2002. Planning for the next stage of expansion at these facilities is now underway, although works have not yet commenced. We are also expanding our United Kingdom pre-clinical operations where capital expenditure amounting to $2.2 million in the first quarter of 2003 was $0.9 million more than the prior year.

In the first quarter of 2003 we repaid $5.0 million of our bank debt. In the first quarter of 2002 we repaid $1.5 million of our bank debt.

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

In the third quarter of 2002 we cancelled the interest rate hedges we used to hedge the interest exposure on our bank borrowings prior to our initial public offering. We subsequently entered into two new interest rate swap arrangements to hedge the interest rate exposure on our current bank borrowings. The first arrangement is an interest rate swap with a notional amount of $50 million, which expires on October 5, 2005. Under this agreement the interest rate on $50 million of bank debt is fixed at 4.23%. The second arrangement is an interest rate swap with a notional amount of $10 million, which expires on October 5, 2004. Under this arrangement the interest rate on $10 million of bank debt is fixed at 3.77%.

As a consequence of these interest rate swaps, the current level of our bank debt which is exposed to fluctuations in interest rates is $2.5 million. Our potential loss over one year that would result from a hypothetical, instantaneous change of 100 basis points in the interest rate on all our variable rate obligations would be less than $0.1 million. Our bank debt is all denominated in U.S. dollars and thus fluctuations in exchange rates do not impact these borrowings.

We have not designated these interest rate swaps as hedges pursuant to FAS 133. As a consequence, we record, through the interest expense category in our statement of operations, any changes in the fair value of the swaps. The fair value of the swaps will fluctuate, mainly as a consequence of changes in market rates of interest. Accordingly, changes in market rates of interest can cause fluctuations in the level of our recorded interest expense from period to period. However, over the term of the swaps, the total interest expense on our bank borrowings will equate to the fixed rates of 4.23% on $50 million of debt and 3.77% on $10 million of debt as mentioned above.

A significant proportion of the revenues of our Canadian business are earned in U.S. dollars. Accordingly, fluctuations in the U.S. dollar / Canadian dollar exchange rate will give rise to translation exchange gains and losses. These gains and losses arise from the conversion of U.S. dollars to Canadian dollars and the retranslation of cash, accounts receivable and unbilled receivable balances and to a lesser extent accounts payable balances. On March 7, 2003 we entered into a forward contract to sell $12 million and buy Can$17.7 million on June 30, 2003. This contract will reduce our exposure to exchange gains and losses arising from the retranslation of the above balances during the life of the contract. The amounts of the U.S. dollar denominated balances held by our Canadian subsidiary fluctuate from time to time and based on the balances in the last six months of 2002 offset by the effects of the forward contract, we estimate that a hypothetical instantaneous 5% devaluation of the U.S. dollar compared to the Canadian dollar would give rise to an exchange loss in selling, general and administrative expenses of approximately $0.2 million, before income tax effects. On the same basis, we estimate that a hypothetical instantaneous 5% devaluation of the Canadian dollar compared to the U.S. dollar would give rise to an exchange gain in selling, general and administrative expenses of approximately $0.2 million before income tax effects.

Our consolidated financial statements are prepared in U.S. dollars. The functional currency of each of our subsidiaries is the local currency of the country in which the subsidiary is located. Our principal operating subsidiaries are located in the United Kingdom and Canada and together they accounted for 83% of our net service revenue in the first quarter of 2003. Accordingly, fluctuations in the exchange rates between pounds sterling, Canadian dollars and U.S. dollars will affect the translation of our results for financial reporting purposes.

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

Description of principal disclosure controls and procedures

The system of disclosure controls and procedures cannot provide absolute assurance on the accuracy and completeness of the Company’s annual and quarterly reports, but it has been designed to meet the Group’s needs and the risks to which it is exposed.

There is a continuous process of identifying, evaluating and managing the risks to which the Company is exposed that has been in place throughout the current fiscal year and up to the date of this filing. The key elements of the process are:

•	Formal reporting on a monthly basis to the Chief Executive Officer and Chief Financial Officer on the results of operations and on any emerging risks and issues. The monthly results are analysed by business segment and all significant variations from budget and the prior year are investigated. The day-to-day responsibility for each business unit rests with experienced management and the Company has a clear organization structure that includes appropriate delegation of authority. There is regular contact between the Chief Executive Officer and Chief Financial Officer and the President of each business unit.

•	Formal Board approval of the annual budget for each financial year. Annual budgets are prepared in detail for each business unit.

•	Review of each quarterly or annual report by the Audit Committee. The Audit Committee also receives a report from the Company’s external auditors on a quarterly basis on the results of the external auditors’ review of the quarterly financial statements and any internal control matters arising from such review.

•	Confirmation each quarter from the President of each business unit covering the accuracy of the reported financial results of the business and that all significant issues affecting the business have been reported to the Chief Executive Officer and Chief Financial Officer.

•	Confirmation from the Vice-President of Finance for each business unit that certain financial control procedures have been completed.

•	Consultation on significant matters with the Company’s professional advisers.

In addition to the above procedures, the Company has introduced an internal audit function and a formal plan is now in place. The internal audit function has been outsourced to one of the big four international accounting firms other than Deloitte & Touche, our external auditors. The internal audit team will report regularly to the Audit Committee and senior management.

Evaluation of disclosure controls and procedures

Based on their review of the disclosure controls and procedures as of March 31, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has effective disclosure controls and procedures.

Changes in internal controls

There have been no significant changes in the internal controls nor in other factors that could significantly affect these controls subsequent to March 31, 2003.

PART II OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

     The information provided in Note 9 to the financial statements contained in Part I of this Form 10-Q is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     N/A

ITEM 5. OTHER INFORMATION.

     N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     We did not file any during the quarter ended March 31, 2003

     (b)  Reports on Form 8-K.

     We filed a Current Report on Form 8-K, dated February 18, 2003 including our press release announcing our earnings information for the year ended December 31, 2002.

     We filed a Current Report on Form 8-K, dated February 19, 2003 including our press release announcing that we filed with the SEC on February 18, 2003 a registration statement for a proposed offering of up to 10,350,000 shares of common stock.

     We filed a Current Report on Form 8-K, dated March 3, 2003 providing certain information with respect to our first quarter 2003 financial information.

     We filed a Current Report on Form 8-K, dated March 7, 2003 announcing the withdrawal of the registration statement filed with the SEC on February 18, 2003 for a proposed offering of up to 10,350,000 shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 2, 2003	INVERESK RESEARCH GROUP, INC.

		By:	/s/ D. J. Paul E. Cowan

D.J. Paul E. Cowan
Chief Financial Officer, Treasurer and Secretary

CERTIFICATIONS

I, Walter S. Nimmo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Inveresk Research Group, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 2, 2003	/s/ Walter S. Nimmo

Chief Executive Officer,
President and Director

I, D. J. Paul E. Cowan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Inveresk Research Group, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 2, 2003	/s/ D. J. Paul E. Cowan

Chief Financial Officer,
Secretary and Treasurer

OFFICERS’ CERTIFICATE

The undersigned officers of Inveresk Research Group, Inc., a Delaware corporation (the “Company”), hereby certify that (i) the Company’s Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Company’s Form 10-Q for the quarter ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	May 2, 2003	/s/	Walter S. Nimmo

Chief Executive Officer,
President and Director

Date:	May 2, 2003	/s/	D. J. Paul E. Cowan

Chief Financial Officer,
Secretary and Treasurer