Form 10-Q
period 2003-06-30
INVERESK RESEARCH GROUP INC
filed 2003-08-06
CIK 1169358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    _________

                                    FORM 10-Q
                                    _________
         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transaction period from ___________ to _________

                        Commission File Number: 000-49765

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

                                 (919) 460-9005
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $0.01 per share ..............................36,429,856 at July 25, 2003

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I FINANCIAL INFORMATION.................................................................................     1

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).....................................................................     1

Condensed Consolidated Statements of Operations..............................................................     1

Condensed Consolidated Balance Sheets........................................................................     2

Condensed Consolidated Statements of Cash Flows..............................................................     3

Condensed Consolidated Statements of Comprehensive Income (Loss) and Shareholders' Equity....................     4

Notes to Condensed Consolidated Financial Statements.........................................................     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................    16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................    27

ITEM 4. CONTROLS AND PROCEDURES..............................................................................    29

PART II OTHER INFORMATION....................................................................................    31

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

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          INVERESK RESEARCH GROUP, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                             QUARTER         QUARTER        SIX MONTHS     SIX MONTHS
                                                          ENDED JUNE 30,  ENDED JUNE 30,  ENDED JUNE 30,  ENDED JUNE 30,
                                                               2003            2002            2003           2002
                                                          --------------  --------------  --------------  --------------
Net service revenue ...................................   $     67,035    $     55,549    $    124,719    $    108,712

    Direct costs excluding depreciation ...............        (34,079)        (26,571)        (63,357)        (54,197)
                                                          ------------    ------------    ------------    ------------
                                                                32,956          28,978          61,362          54,515
    Selling, general and administrative expenses:

         Compensation expense in respect of stock
         options and management equity incentives .....              -         (48,475)              -         (53,020)

         Stamp duty arising on change of ultimate
         parent company ...............................              -          (1,545)              -          (1,545)

         Share offering expenses ......................              -               -            (658)              -

         Other selling, general and
         administrative expenses ......................        (16,926)        (14,360)        (33,154)        (27,774)
                                                          ------------    ------------    ------------    ------------
    Total selling, general and administrative
    expenses ..........................................        (16,926)        (64,380)        (33,812)        (82,339)

    Depreciation ......................................         (3,089)         (2,475)         (6,038)         (4,821)
                                                          ------------    ------------    ------------    ------------
Income (loss) from operations .........................         12,941         (37,877)         21,512         (32,645)

    Interest income ...................................             94             119             166             200

    Interest expense ..................................         (1,010)         (5,120)         (1,981)         (9,217)
                                                          ------------    ------------    ------------    ------------
Income before income taxes ............................         12,025         (42,878)         19,697         (41,662)

Provision for income taxes (Note 7) ...................         (1,866)         (1,459)         (2,161)         (3,089)
                                                          ------------    ------------    ------------    ------------
Net income (loss) .....................................   $     10,159    $    (44,337)   $     17,536    $    (44,751)
                                                          ============    ============    ============    ============
Earnings (loss) per share:.............................

    Basic .............................................   $       0.28    $      (1.87)   $       0.48    $      (1.89)

    Diluted ...........................................   $       0.27    $      (1.87)   $       0.47    $      (1.89)

Weighted average number of common shares outstanding:

    Basic .............................................     36,352,511      23,770,595      36,217,809      23,628,125

    Diluted ...........................................     37,624,192      23,770,595      37,489,490      23,628,125

See accompanying notes to condensed consolidated financial statements.

                          INVERESK RESEARCH GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           JUNE 30, 2003    DECEMBER 31,
                                                                                            (UNAUDITED)        2002
                                                                                           -------------    ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ............................................................   $  21,829       $  19,909
    Accounts receivable, net .............................................................      36,428          39,266
    Unbilled receivables, net ............................................................      25,643          20,706
    Income taxes receivable ..............................................................       5,306           2,979
    Inventories ..........................................................................       1,409           1,167
    Other current assets .................................................................       8,919           4,300
                                                                                             ---------       ---------
Total current assets .....................................................................      99,534          88,327
Property, plant and equipment, net .......................................................     118,959         108,570
Goodwill .................................................................................     141,812         135,043
Deferred debt issue costs ................................................................         478             527
                                                                                             ---------       ---------
                                                                                             $ 360,783       $ 332,467
                                                                                             =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable .....................................................................   $  11,584       $  10,792
    Advance billings .....................................................................      40,840          41,415
    Accrued expenses .....................................................................      20,831          21,399
    Income taxes payable .................................................................       5,041           2,871
    Deferred income taxes ................................................................         348             204
    Current portion of long term debt ....................................................       7,402             217
                                                                                             ---------       ---------
Total current liabilities ................................................................      86,046          76,898
Deferred income taxes ....................................................................      23,931          22,139
Long term debt ...........................................................................      50,560          67,768
Defined benefit pension plan obligation ..................................................      14,441          13,259
Commitments and contingencies ............................................................
Shareholders' equity:
    Preferred stock, $0.01 par value 10,000,000 shares authorized, none issued ...........           -               -
    Common stock, $0.01 par value 150,000,000 shares authorized; 36,424,856
    and 36,004,777 issued and outstanding at June 30, 2003 and December 31, 2002 .........         364             360
    Additional paid-in capital ...........................................................     191,704         191,618
    Accumulated deficit ..................................................................     (16,257)        (33,793)
    Accumulated other comprehensive income (loss) ........................................       9,994          (5,782)
                                                                                             ---------       ---------
Total shareholders' equity ...............................................................     185,805         152,403
                                                                                             ---------       ---------
                                                                                             $ 360,783       $ 332,467
                                                                                             =========       =========

See accompanying notes to condensed consolidated financial statements.

                          INVERESK RESEARCH GROUP, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                  SIX MONTHS       SIX MONTHS
                                                                                                ENDED JUNE 30,   ENDED JUNE 30,
                                                                                                     2003             2002
                                                                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..........................................................................      $ 17,536          $(44,751)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation expense in respect of amendment and exercise of stock options ........             -            52,934
Depreciation of property, plant and equipment ..............................................         6,038             4,821
Deferred pension obligations ...............................................................           802               272
Deferred income taxes ......................................................................             1               422
Amortization of deferred loan issue costs ..................................................            79               140
Interest on 10% unsecured subordinated loan stock due 2008, not payable until the loan
stock is redeemed ..........................................................................             -             5,889
Changes in operating assets and liabilities:
    Accounts receivable ....................................................................        (2,099)           (5,032)
    Advance billings .......................................................................          (575)            3,276
    Inventories ............................................................................          (242)              270
    Accounts payable and accrued expenses ..................................................           223             5,689
    Income taxes ...........................................................................          (157)            2,775
    Other assets and liabilities ...........................................................        (4,619)           (8,139)
                                                                                                  --------          --------
Net cash provided by operating activities ..................................................        16,987            18,566
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment .................................................        (8,541)          (12,813)
                                                                                                  --------          --------
Net cash used in investing activities ......................................................        (8,541)          (12,813)
CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock ......................................................................            90                64
Repayments of short-term borrowings ........................................................             -            (3,661)
Payment of deferred debt issue costs .......................................................           (30)                -
Repayments of long-term debt ...............................................................       (10,000)                -
                                                                                                  --------          --------
Net cash used in financing activities ......................................................        (9,940)           (3,597)
Effect of foreign currency exchange rate changes on cash ...................................          3414              (965)
                                                                                                  --------          --------
Increase in cash and cash equivalents ......................................................         1,920             1,191
Cash and cash equivalents at beginning of period ...........................................        19,909            16,118
                                                                                                  --------          --------
Cash and cash equivalents at end of period .................................................      $ 21,829          $ 17,309
                                                                                                  ========          ========
Supplemental cash flow information:
Interest paid ..............................................................................      $  1,307          $  4,994
                                                                                                  ========          ========
Income tax paid ............................................................................      $  1,011          $     19
                                                                                                  ========          ========

See accompanying notes to condensed consolidated financial statements.

                          INVERESK RESEARCH GROUP, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND
                         SHAREHOLDERS'EQUITY (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                COMMON         PAR                     RETAINED       ACCUMULATED
                                                TOTAL           STOCK        VALUE     ADDITIONAL     EARNINGS          OTHER
                                            SHAREHOLDERS'     $0.01 PAR     PAID-IN     PAID-IN     (ACCUMULATED    COMPREHENSIVE
                                          EQUITY (DEFICIT)      VALUE       CAPITAL     CAPITAL        DEFICIT)     INCOME (LOSS)
                                          ----------------    ----------   ---------   ----------   -------------   -------------
BALANCE AT DECEMBER 31, 2002 ..........     $     152,403     36,004,777   $     360   $ 191,618      $ (33,793)      $ (5,782)

Issue of common stock .................                90        420,079           4          86              -              -

Comprehensive income:

    Foreign currency translation
    adjustments .......................            15,776                          -           -              -          15,776

    Net income for period to June
    30, 2003 ..........................            17,536                          -           -         17,536              -
                                            -------------
Comprehensive income ..................            33,312
                                            -------------     ----------   ---------   ---------      ---------       --------
BALANCE AT JUNE 30, 2003 ..............     $     185,805     36,424,856   $     364   $ 191,704      $ (16,257)      $  9,994
                                            =============     ==========   =========   =========      =========       ========
BALANCE AT DECEMBER 30, 2001 ..........     $      (7,385)    23,469,088   $     235   $   1,118      $  (5,784)      $ (2,954)

Issue of common stock .................                64        301,507           3          61              -              -

Compensation expense in
respect of amendment and
exercise of stock options .............            52,934                          -      52,934              -              -

Comprehensive income (loss):

    Foreign currency translation
    adjustments .......................            (2,240)                         -           -                        (2,240)

    Net loss for period to June
    30, 2002 ..........................           (44,751)                         -           -        (44,751)             -
                                            -------------
Comprehensive loss ....................           (46,991)
                                            -------------     ----------   ---------   ---------      ---------       --------
BALANCE AT JUNE 30, 2002 ..............     $      (1,378)    23,770,595   $     238   $  54,113      $ (50,535)      $ (5,194)
                                            =============     ==========   =========   =========      =========       ========

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

2.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In accordance with those rules and regulations, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2002 filed with the SEC on Form 10-K. The results of operations for the quarter and six months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with Statements of Financial Accounting Standards ("FAS") 128, "Earnings per Share". FAS 128 requires presentation of both basic earnings

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(loss) per share ("Basic EPS") and diluted earnings (loss) per share ("Diluted EPS"). Basic EPS is based on the weighted average number of common shares outstanding during the year while Diluted EPS also includes the dilutive effect of share options. The number of share options not reflected in Diluted EPS because they were anti-dilutive was 7,500 in respect of the quarter and six months ended June 30, 2003 and 1,570,099 in respect of the quarter and six months ended June 30, 2002. Historical earnings (loss) per share have been computed assuming the historical outstanding shares in Inveresk Research Group Limited were converted to ordinary shares in Inveresk Research Group, Inc. using the conversion ratios applied when the change of ultimate parent company became effective.

GOODWILL

The Company follows the requirements set out in FAS 141, "Business Combinations", and FAS 142, "Goodwill and Other Intangible Assets". FAS 142 requires that we perform annual impairment tests on goodwill and intangible assets with indefinite lives. The most recent such review was completed during the second quarter of 2003 using balances recorded as at March 31, 2003. This review did not result in any changes to the carrying value of goodwill.

OTHER RECENT ACCOUNTING PRONOUNCEMENTS

Accounting policy changes adopted on January 1, 2003

In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS 143 "Accounting for Asset Retirement Obligations." FAS 143 requires the fair value of a liability for asset retirement obligations to be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. FAS 143 was adopted by the Company on January 1, 2003. The Company does not have any significant asset retirement obligations and, accordingly, the adoption of FAS 143 did not have any impact on its results of operations or its financial position.

In June 2002, the FASB issued FAS 146, "Accounting for Costs Associated with Disposal or Exit Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. FAS 146 provides that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, FAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3 until a liability has been incurred and establishes that fair value is the objective for initial measurement of the liability. However, this standard does not apply to costs associated with exit activities involving entities acquired under business combinations or disposal activities covered under FAS 144. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted FAS 146 effective January 1, 2003. No such exit or disposal activities have been initiated since this date.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for the Company on January 1, 2003 and the

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recognition/measurements requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have any impact on our financial position or results of operations, although one guarantee entered into in the second quarter of 2003 requires to be disclosed. This is a guarantee by Inveresk Research Group, Inc. of the obligations of one of its wholly-owned UK subsidiaries to the Scottish Executive in relation to $0.9 million of grant income received by the subsidiary from the Scottish Executive.

In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" which is an amendment of FAS 123, "Accounting for Stock -- Based Compensation." FAS 148 provides alternative methods of transition from the intrinsic value method of accounting for stock options prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" to the fair value-based method of accounting required by FAS 123. The Company has decided not to move away from the intrinsic value method at present.

Other accounting pronouncements

In April 2003 the FASB issued FAS 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of FAS 149 that relate to FAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. FAS 149 should be applied prospectively. The Company does not believe there will be any impact of the adoption of FAS 149.

In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The Statement requires that those instruments be classified as liabilities in statements of financial position. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not believe there will be any impact of the adoption of FAS 150.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that it has any variable interest entities under FIN 46.

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.       SHAREHOLDERS' EQUITY

As described in Note 2, during the quarter ended June 30, 2002, we completed a transaction that created a new ultimate parent company for Inveresk Research Group Limited and its subsidiaries ("the Group"). All the outstanding shares of Inveresk Research Group Limited (the former ultimate holding company, organized in Scotland) were exchanged for shares of common stock of Inveresk Research Group, Inc. (the current ultimate parent company, organized in Delaware). The capital structure is presented on the basis described in Note 2 and is as follows:

                                                                                    JUNE 30,       DECEMBER 31,
                                                                                      2003            2002
                                                                                    --------       ------------
                                                                                      (DOLLARS IN THOUSANDS)
Preferred stock, $0.01 par value 10,000,000 shares authorized, none
issued...................................................................            $    -          $    -

Common stock, $0.01 par value 150,000,000 shares authorized; issued and outstanding 36,424,856 and 36,004,777 at June 30, 2003 and December 31,
2002, respectively.......................................................               364             360
                                                                                     ------          ------
                                                                                     $  364          $  360
                                                                                     ======          ======

The increase of 420,079 shares during 2003 resulted from the exercise of employee stock options to acquire 420,079 shares at an average exercise price of $0.21 per share.

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       CREDIT FACILITIES AND DEBT

At June 30, 2003 the $57.5 million of bank debt drawn under our bank credit facility was repayable in U.S. dollars and bore interest at the London Inter-Bank Offered Rate ("LIBOR") plus 1.25%. The total amount available to us under this facility was $75 million. The borrowings of a subsidiary company, which had utilized this facility at June 30, 2003, were guaranteed by the Company, the principal trading subsidiaries in the group and certain intermediate holding companies. The first scheduled principal repayment under the facility was due on June 30, 2004.

As explained in Note 10, the borrowings under this facility were fully repaid in July 2003 when we entered into a new $150 million syndicated bank credit facility. The new $150 million facility was also used to finance the acquisition of PharmaResearch Corporation in July 2003. This new facility comprises a $75 million term loan facility repayable over five years and a $75 million revolving credit facility available for three years from the date of initial draw down. The facility bears interest at rates between LIBOR plus 1.25% and LIBOR plus 2.00%. The initial borrowings bear interest at LIBOR plus 1.75%.

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

All options issued prior to June 27, 2002 were issued by Inveresk Research Group Limited. Those options subsequently were exchanged for stock options issued by Inveresk Research Group, Inc. (the "replacement options") under its 2002 Stock Option Plan on June 28, 2002. The replacement options had exercise prices, exercise periods and other terms substantially the same as those that were replaced. The data with respect to stock options set forth below gives effect to the issuance of the replacement options as if they had been issued at the same time as the options they replaced.

The replacement options became fully vested (immediately exercisable in full) upon completion of the Company's initial public offering and such options will expire 10 years after the original date of grant. At June 30, 2003 the number of replacement options remaining outstanding was 865,838. The Company has also issued options that vest in equal annual installments over the three years following the date of grant. At June 30, 2003 the amounts of these options outstanding are 35,000 shares at an option price of $13 per share, 978,550 at an option price of $10.60 per share, 40,000 at an option price of $14.68 per share, 3,500 at an option price of $16.35 per share, 341,950 at an option price of $17.75 per share and 7,500 at an option price of $20.14.

                                                                       SHARES OF
                                                                     COMMON STOCK                       WEIGHTED
                                                                       ISSUABLE                          AVERAGE
                                                                     UPON EXERCISE  EXERCISE PRICE    EXERCISE PRICE
                                                                    --------------  ---------------   --------------
Outstanding at December 31, 2002..................................     2,366,217    $ 0.03 - $20.14       $ 5.05

Granted...........................................................       381,950    $14.68 - $17.75       $17.43

Forfeited.........................................................       (55,750)       $10.60            $10.60

Exercised.........................................................      (420,079)   $ 0.03 - $ 0.40       $ 0.21
                                                                       ---------                          ------
Outstanding at June 30, 2003......................................     2,272,338    $ 0.03 - $20.14       $ 7.89
                                                                       =========                          ======

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the exercise prices of the options outstanding at June 30, 2003:

  SHARES OF
COMMON STOCK
ISSUABLE UPON
  EXERCISE                           EXERCISE PRICE
-------------                       ----------------
   249,891                          $ 0.03 per share
    23,474                          $ 0.05 per share
    37,101                          $ 0.19 per share
   555,372                          $ 0.40 per share
   978,550                          $10.60 per share
    35,000                          $13.00 per share
    40,000                          $14.68 per share
     3,500                          $16.35 per share
   341,950                          $17.75 per share
     7,500                          $20.14 per share
 ---------
 2,272,338
 =========

The weighted average exercise price of our outstanding stock options was $7.89 per share at June 30, 2003 and $5.05 at December 31, 2002.

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

For purposes of this disclosure, the fair value of the fixed option grants were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants:

Risk-free interest rate                                         3.0%

Volatility factor                                                60%

Weighted average expected life of options in months            21.8

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective valuation assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Had compensation expense been determined for the Company's option grants consistent with the provisions of FAS 123, the Company's net income (loss) for the periods shown below would have reflected the pro forma amounts set forth in the table below.

                                                            QUARTER        QUARTER          SIX MONTHS       SIX MONTHS
                                                          ENDED JUNE      ENDED JUNE        ENDED JUNE       ENDED JUNE
                                                           30, 2003        30, 2002          30, 2003         30, 2002
                                                          ----------     -----------        -----------      ---------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net income (loss)............................    $   10,159     $   (44,337)       $    17,536      $ (44,751)

Compensation expense in respect of stock options
deducted in the computation of reported net income....             -          19,383                  -         23,873

Compensation expense in respect of stock options
computed on the fair value method.....................          (328)        (19,383)              (641)       (23,873)
                                                          ----------     -----------        -----------      ---------
Pro forma net income (loss)...........................    $    9,831     $   (44,337)       $    16,895      $ (44,751)
                                                          ==========     ===========        ===========      =========
Reported basic earnings (loss) per share..............    $     0.28     $     (1.87)       $      0.48      $   (1.89)

Pro forma basic earnings (loss) per share.............    $     0.27     $     (1.87)       $      0.47      $   (1.89)

Reported diluted earnings (loss) per share............    $     0.27     $     (1.87)       $      0.47      $   (1.89)

Pro forma diluted earnings (loss) per share...........    $     0.26     $     (1.87)       $      0.45      $   (1.89)

7.       INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      2003           2002
                                                                                  -----------     -----------
                                                                                      (DOLLARS IN THOUSANDS)
Deferred tax assets:

Defined benefit pension obligations...........................................    $     4,325     $     3,987

Federal and state net operating losses........................................         14,936          14,893

Foreign net operating losses..................................................            393             768

Interest rate swaps...........................................................            529             329

U.K. share option deductions..................................................          2,522               -

Other deferred tax assets.....................................................          1,000           1,451
                                                                                  -----------     -----------
Total deferred tax assets.....................................................         23,705          21,428

Valuation allowance for deferred tax assets...................................        (17,973)        (15,830)
                                                                                  -----------     -----------
Net deferred tax assets.......................................................    $     5,732     $     5,598

Deferred tax liabilities

Property, plant and equipment.................................................        (29,311)        (27,241)

Other deferred tax liabilities................................................           (700)           (700)
                                                                                  -----------     -----------
Net deferred tax liabilities..................................................    $   (24,279)    $   (22,343)
                                                                                  ===========     ===========

In the first six months of 2003, the company recorded a deferred tax asset of $2.522 million less a valuation allowance of $2.522 million in respect of U.K. share option deductions.

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet classification of net deferred tax liabilities is as follows:

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      2003           2002
                                                                                  -----------     -----------
                                                                                      (DOLLARS IN THOUSANDS)
Net current deferred tax liabilities..........................................    $      (348)    $      (204)

Net non current deferred tax liabilities......................................        (23,931)        (22,139)
                                                                                  -----------     -----------
Net deferred tax liabilities..................................................    $   (24,279)    $   (22,343)
                                                                                  ===========     ===========

Our provision for income taxes is affected by various factors. We receive research and development tax credits in Canada and the United Kingdom. The level of such credits is dependent upon the amount of qualifying costs in these jurisdictions and therefore the tax credits are not a constant percentage of income before income taxes. In addition we expect to receive tax deductions equal to the gains made by United Kingdom employees on exercising their stock options in 2003. These deductions will arise at the time of exercise of the options and will depend on the market price of our stock at the time of exercise. Such amounts may therefore fluctuate from period to period.

As a consequence of these factors, our provision for income taxes expressed as a percentage of income before income taxes may fluctuate from period to period.

The Company's consolidated effective tax rate differed from the federal statutory rate as set forth below:

                                                                QUARTER      QUARTER      SIX MONTHS    SIX MONTHS
                                                              ENDED JUNE    ENDED JUNE    ENDED JUNE    ENDED JUNE
                                                               30, 2003      30, 2002      30, 2003      30, 2002
                                                              ----------   -----------   -----------   -----------
                                                                             (DOLLARS IN THOUSANDS)
U.S. Federal statutory rate..............................     $    4,208   $   (15,008)  $    6,894    $  (14,582)

Non deductible compensation expense on exercise of
share options............................................              -        14,543            -        15,906

U.K. and Canadian Research and Development tax credits...         (1,754)       (1,128)      (3,515)       (2,225)

Difference between foreign income taxed at U.S.

Federal Statutory rates and foreign income tax expense...           (397)        2,690         (673)        3,146

Increase (reduction) in federal valuation allowance......            (59)          (18)         137           122

Increase (reduction) in valuation allowance against

losses of foreign subsidiaries...........................           (117)          363         (170)          816

U.K. share option deductions.............................           (312)            -         (866)            -

Other....................................................            296            17          353           (94)
                                                              ----------   -----------   ----------    ----------
                                                              $    1,865   $     1,459   $    2,160    $    3,089
                                                              ==========   ===========   ==========    ==========

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

Financial data by segment are as follows:

                                                                 PRE-CLINICAL      CLINICAL          TOTAL
                                                                 ------------     -----------     -----------
                                                                              (DOLLARS IN THOUSANDS)
QUARTER ENDED JUNE 30, 2003

Net service revenue from external customers.................      $   42,231      $    24,804     $    67,035

Depreciation................................................           2,526              563           3,089

Segment income..............................................          12,206            2,797          15,003

Expenditures for long-lived assets in quarter ended June 30,
2003........................................................           3,803              436           4,239

QUARTER ENDED JUNE 30, 2002

Net service revenues from external customers................      $   36,367      $    19,182     $    55,549

Depreciation ...............................................           1,892              583           2,475

Segment income..............................................          11,356            2,381          13,737

Expenditures for long-lived assets in quarter ended June 30,
2002........................................................           7,072               79           7,151

                                                                 PRE-CLINICAL      CLINICAL          TOTAL
                                                                 ------------     -----------     -----------
                                                                              (DOLLARS IN THOUSANDS)

SIX MONTHS ENDED JUNE 30, 2003

Net service revenue from external customers.................      $   78,560      $    46,159     $   124,719

Depreciation................................................           4,907            1,131           6,038

Segment income..............................................          20,988            5,060          26,048

Segment assets at June 30, 2003.............................         327,909          183,222         511,131

Goodwill at June 30, 2003...................................          61,405           80,407         141,812

Long-lived assets at June 30, 2003..........................         171,329           89,437         260,766

Expenditures for long-lived assets in the six months ended
June 30, 2003...............................................           7,702              839           8,541

SIX MONTHS ENDED JUNE 30, 2002

Net service revenues from external customers................      $   70,846      $    37,866     $   108,712

Depreciation ...............................................           3,658            1,163           4,821

Segment income..............................................          21,738            3,151          24,889

Segment assets at December 31, 2002.........................         290,557          176,746         467,303

Goodwill at December 31, 2002...............................          56,063           78,980         135,043

Long-lived assets at December 31, 2002......................         155,485           88,128         243,613

Expenditures for long-lived assets in the six months ended
June 30, 2002...............................................          12,617              196          12,813

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes net service revenues and long-lived assets by geographic area.

                                                            USA          CANADA         EUROPE         TOTAL
                                                         --------      ---------      ---------      ---------
                                                                          (DOLLARS IN THOUSANDS)
QUARTER ENDED JUNE 30, 2003
Net service revenue from external customers........      $  9,935      $  25,302      $  31,798      $  67,035
QUARTER ENDED JUNE 30, 2002
Net service revenues from external customers.......      $  8,540      $  22,536      $  24,473      $  55,549

                                                            USA          CANADA         EUROPE         TOTAL
                                                         --------      ---------      ---------      ---------
                                                                         (DOLLARS IN THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2003
Net service revenue from external customers........      $ 19,297      $  45,679      $  59,743      $ 124,719
Long-lived assets at June 30, 2003...................      36,015         86,042        138,709        260,766

SIX MONTHS ENDED JUNE 30, 2002
Net service revenues from external customers.......      $ 16,299      $  43,524      $  48,889      $ 108,712
Long-lived assets at December 31, 2002.............        36,185         75,052        132,376        243,613

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

                                                           QUARTER       QUARTER       SIX MONTHS    SIX MONTHS
                                                          ENDED JUNE    ENDED JUNE     ENDED JUNE    ENDED JUNE
                                                           30, 2003      30, 2002       30, 2003      30, 2002
                                                          ----------    ----------     ----------    ----------
                                                                         (DOLLARS IN THOUSANDS)
Segment income per above segment analysis..............   $   15,003    $   13,737     $  26,048     $   24,889
Corporate overhead, including share offering expenses
and compensation charges...............................       (2,062)      (51,614)       (4,536)       (57,534)
                                                          ----------    ----------     ----------    ----------
Income (loss) from operations per financial statements.   $   12,941    $  (37,877)    $  21,512     $  (32,645)
                                                          ==========    ==========     ==========    ==========

Segment assets per above segment analysis..............                                $ 511,131     $  467,303
Long lived assets not allocated to segments............                                        5              -
Deferred debt issue costs not allocated to segments....                                      478            527
Elimination of inter segment balances..................                                 (150,831)      (135,363)
                                                                                       ----------    ----------
Assets per financial statements........................                                $ 360,783     $  332,467
                                                                                       ==========    ==========

Long lived assets per above segment analysis...........                                $ 260,766     $  243,613
Long lived assets not allocated to segments............                                        5              -
Deferred debt issue costs not allocated to segments....                                      478            527
                                                                                       ----------    ----------
                                                                                       $ 261,249     $  244,140
                                                                                       ==========    ==========

No clients accounted for more than 10% of the Company's consolidated net revenue for any of the periods covered by these financial statements prior to 2003. In 2003 one client accounted for 11% of net service revenue in the quarter ended June 30, 2003 and 10.4% of net service revenue for the six months ended June 30, 2003.

                          INVERESK RESEARCH GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.       CONTINGENCIES

From time to time we are subject to claims, suits and administrative proceedings arising in the ordinary course of business. We do not expect that any of the claims suits or proceedings of which we have been notified will have a material adverse effect upon our operations or financial condition.

10.      SUBSEQUENT EVENTS

On July 29, 2003 we announced the acquisition for cash of all of the outstanding capital stock of PharmaResearch Corporation ("PharmaResearch"). This transaction valued PharmaResearch at $37.1 million, net of cash acquired. The purchase price is subject to adjustment for changes in the actual amount of liquid net worth at closing compared to the estimated amount of $9.2 million.

PharmaResearch is a US-based drug development services group focused on the provision of Phase II-IV clinical trials support services, principally in the areas of respiratory and infectious diseases. PharmaResearch is based in Morrisville and Wilmington, North Carolina, with foreign operations based in the United Kingdom, France, Spain and China.

The acquisition of PharmaResearch allows us to increase significantly the scale and service of our North American clinical development operations. Its strong presence in the field of respiratory and infectious diseases enables Inveresk Research to build value-added clinical support services for the benefit of the enlarged client base.

The results of operations of PharmaResearch will be included in the consolidated statement of operations with effect from July 30, 2003. It is not practicable to include details of the balance sheet of PharmaResearch at July 29, 2003 and the allocation of the purchase price to individual assets, goodwill and other intangible assets has still to be determined.

The acquisition was financed through a new $150 million syndicated bank credit facility arranged by Wachovia Bank N.A. Funds drawn down under this new facility were also used to repay all borrowings under our prior bank credit facility arranged at the time of our initial public offering in July 2002. Accordingly, the unamortized deferred debt issue costs shown in our balance sheet, which at June 30, 2003 amounted to $0.5 million will be fully amortized in July 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the corresponding section of our form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on February 18, 2003.

The information set forth and discussed below for the quarters and six months ended June 30, 2003 and June 30, 2002 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. The Company's results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We operate in two segments for financial reporting purposes: pre-clinical and clinical. The following table shows a summary of our financial performance for the quarter ended and six months June 30, 2003 compared to the quarter and six months ended June 30, 2002.

                                                         QUARTER        QUARTER       SIX MONTHS    SIX MONTHS
                                                      ENDED JUNE 30, ENDED JUNE 30, ENDED JUNE 30, ENDED JUNE 30,
                                                          2003            2002         2003            2002
                                                      -------------  -------------  ----------     -------------
                                                                       (DOLLARS IN THOUSANDS)
NET SERVICE REVENUE:
Pre-clinical......................................    $   42,231     $   36,367     $   78,560     $   70,846
Clinical..........................................        24,804         19,182         46,159         37,866
                                                      ----------     ----------     ----------     ----------
                                                          67,035         55,549        124,719        108,712
                                                      ----------     ----------     ----------     ----------
DIRECT COSTS EXCLUDING DEPRECIATION:
Pre-clinical......................................       (19,276)       (15,623)       (36,100)       (31,421)
Clinical..........................................       (14,803)       (10,948)       (27,257)       (22,776)
                                                      ----------     ----------     ----------     ----------
                                                         (34,079)       (26,571)       (63,357)       (54,197)
                                                      ----------     ----------     ----------     ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Pre-clinical......................................        (8,223)        (7,496)       (16,565)       (14,029)
Clinical..........................................        (6,641)        (5,270)       (12,711)       (10,776)
Corporate overhead:
Compensation expense in respect of amendment and
exercise of share.................................             -        (48,475)             -        (53,020)
Stamp duty arising on change of ultimate parent
company...........................................             -         (1,545)             -         (1,545)
Share offering expenses ..........................             -              -           (658)             -
Other selling, general and administrative
   expenses.......................................        (2,062)        (1,594)        (3,878)        (2,969)
                                                      ----------     ----------     ----------     ----------
                                                         (16,926)       (64,380)       (33,812)       (82,339)
                                                      ----------     ----------     ----------     ----------
DEPRECIATION:
Pre-clinical......................................        (2,526)        (1,892)        (4,907)        (3,658)
Clinical..........................................          (563)          (583)        (1,131)        (1,163)
                                                      ----------     ----------     ----------     ----------
                                                          (3,089)        (2,475)        (6,038)        (4,821)
                                                      ----------     ----------     ----------     ----------
    INCOME (LOSS) FROM OPERATIONS:
    Pre-clinical..................................        12,206         11,356         20,988         21,738
    Clinical......................................         2,797          2,381          5,060          3,151
    Corporate overhead including compensation
    expense, stamp duty, share offering expenses
    and other selling, general and administrative
    expenses......................................        (2,062)       (51,614)        (4,536)       (57,534)
                                                      ----------     ----------     ----------     ----------
                                                          12,941        (37,877)        21,512        (32,645)
Interest expense, net.............................          (916)        (5,001)        (1,815)        (9,017)
                                                      ----------     ----------     ----------     ----------
    INCOME (LOSS) BEFORE INCOME TAXES.............        12,025        (42,878)        19,697        (41,662)
Provision for income taxes........................        (1,866)        (1,459)        (2,161)        (3,089)
                                                      ----------     ----------     ----------     ----------
NET INCOME (LOSS).................................    $   10,159     $  (44,337)    $   17,536     $  (44,751)
                                                      ==========     ==========     ==========     ==========

The following table summarizes the above results of operations as a percentage of net service revenue:

                                                        QUARTER         QUARTER       SIX MONTHS      SIX MONTHS
                                                     ENDED JUNE 30,  ENDED JUNE 30,  ENDED JUNE 30,  ENDED JUNE 30,
                                                         2003            2002            2003            2002
                                                     -------------   -------------   --------------  --------------
NET SERVICE REVENUE:
Pre-clinical.......................................     100.0%         100.0%          100.0%         100.0%
Clinical...........................................     100.0%         100.0%          100.0%         100.0%
TOTAL..............................................     100.0%         100.0%          100.0%         100.0%

DIRECT COSTS EXCLUDING DEPRECIATION:
Pre-clinical.......................................      45.6%          43.0%           46.0%          44.4%
Clinical...........................................      59.7%          57.1%           59.1%          60.1%
TOTAL..............................................      50.8%          47.8%           50.8%          49.9%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Pre-clinical.......................................      19.5%          20.6%           21.1%          19.8%
Clinical...........................................      26.8%          27.4%           27.5%          28.4%
TOTAL (1)..........................................      25.2%         115.9%           27.1%          75.7%

DEPRECIATION:
Pre-clinical.......................................       6.0%           5.2%            6.2%           5.2%
Clinical...........................................       2.3%           3.0%            2.5%           3.1%
TOTAL..............................................       4.6%           4.5%            4.8%           4.4%

    INCOME (LOSS) FROM OPERATIONS:
    Pre-clinical...................................      28.9%          31.2%           26.7%          30.7%
    Clinical.......................................      11.3%          12.4%           11.0%           8.3%
    TOTAL (1)......................................      19.3%         (68.2)%          17.2%         (30.0)%

Interest expense, net..............................       1.4%           9.0%            1.5%           8.3%

    INCOME (LOSS) BEFORE INCOME TAXES..............      17.9%         (77.2%)          15.8%         (38.3)%

(1) Including corporate overhead.

SHARE OFFERING EXPENSES

On February 18, 2003 we announced a proposed public offering of up to 10,350,000 shares of common stock. 3,000,000 shares were to be offered by the Company and 7,350,000 shares were to be offered by certain selling stockholders. On March 7, 2003, we announced the withdrawal of the registration statement relating to this offering because market conditions at the time made it inadvisable to proceed with the offering. The costs relating to this offering were expensed in the first quarter of 2003 and reduced the first quarter net income by approximately $0.7 million. We do not expect such costs to recur in the foreseeable future.

EARNINGS CHARGES IN RESPECT OF THE CHANGE IN ULTIMATE PARENT COMPANY AND IN RESPECT OF EQUITY-BASED COMPENSATION

The transactions through which we changed our ultimate parent company, and certain equity-based compensation (including stock options) which had been awarded to our directors, officers and employees before our initial public offering, had several effects that required us to take charges against earnings. These charges comprised:

(i) U.K. National Insurance costs relating to exercise of stock options. We incur U.K. National Insurance costs at the point of exercise of certain stock options that are subject to U.K. National Insurance taxes. The total such expense for the quarter and six months ended June 30, 2003 was $0.1 million and $0.3 million before income taxes, $0.1 million and $0.2 million net of income taxes.

(ii) A Compensation Charge in Respect of a Change in the Relative Equity Ownership of Certain Members of Management. Under the terms of a management incentive scheme originally put in place at the time of our leveraged buy-out in 1999, management's percentage ownership of the Company's common stock increased as a consequence of the change in our ultimate parent company. In the second quarter of 2002, we recorded a charge for compensation expense equal to the increase in value of the equity ownership position of management resulting from the increase in their percentage ownership of the Company. Based on the initial public offering price of $13 per share, this compensation expense amounted to $29.1 million

(iii) A Compensation Charge in Respect of Certain Outstanding Employee Stock Options. Due to certain features of the share options granted by the Company prior to the initial public offering, we recorded a charge for compensation expense in connection with the offering in June 2002. Based on the offering price of $13, this compensation expense amounted to $19.4 million. In addition, we recorded a charge of $4.5 million before income taxes, $4.4 million net of income taxes for compensation expense on the amendment and exercise of share options in the first quarter of 2002.

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

The results of our non-U.S. operations have been translated from pounds sterling and Canadian dollars using the following average exchange rates:

                                                         U.S. DOLLARS PER   U.S. DOLLARS PER
                                                          POUND STERLING     CANADIAN DOLLAR
                                                         ----------------   ----------------
Quarter ended June 30, 2003.........................          1.6185             0.7164
Quarter ended June 30, 2002.........................          1.4613             0.6433
Six months ended June 30, 2003......................          1.6107             0.6896
Six months ended June 30, 2002......................          1.4444             0.6356
                                                         -----------        -----------

The following table sets forth the percentage of our net service revenue arising in the United Kingdom and Canada:

                                                                                  UNITED KINGDOM      CANADA
                                                                                  --------------      ------
Quarter ended June 30, 2003...................................................          47%             38%
Quarter ended June 30, 2002...................................................          44%             41%
Six months ended June 30, 2003................................................          48%             37%
Six months ended June 30, 2002................................................          45%             40%
                                                                                  --------            ----

Our Canadian business invoices a significant proportion of its revenues in U.S. dollars, although its costs are largely in Canadian dollars. This can result in transaction exchange gains or losses that are reflected in its statement of operations. The foreign currency losses recognized in the statement of operations and included in "Selling, general and administrative expenses" were $0.4 million and $1.9 million for the quarter ended and six months June 30, 2003 and $0.9 million and $0.7 million for the quarter ended and six months ended June 30, 2002.

RESULTS OF OPERATIONS

SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

NET SERVICE REVENUE. Net service revenue in the second quarter of 2003 was $67.0 million, an increase of $11.5 million or 21% over second quarter 2002 net service revenue of $55.5 million.

Pre-clinical. Net service revenue in the second quarter of 2003 was $42.2 million, an increase of $5.9 million or 16% over revenues of $36.4 million in the second quarter of 2002. Our pre-clinical operations in Europe continued to experience strong demand for its services during the second quarter, both for its safety evaluation services and its laboratory sciences services. Our pre-clinical operations in Montreal recovered from the volatility in business flow experienced in the first quarter of 2003 and net service revenue in the Montreal operations was 12% ahead of the net service revenue for the second quarter of 2002. In the second quarter of 2003, the Canadian dollar and the pound sterling were both stronger against the dollar compared to the second quarter of 2002. Assuming constant dollar exchange rates, net service revenues in the pre-clinical segment increased by 3% in the second quarter of 2003 compared with 2002. The increase in the net service revenue of the Montreal operations in the second quarter of 2003 compared to the second quarter of 2002, assuming constant dollar exchange rates, was 1%. Net service revenue in 2002 was also positively impacted by the receipt of a one-off $0.5 million cancellation fee. Facilities freed up by this cancellation were fully re-deployed.

Clinical. Net service revenue in the second quarter of 2003 was $24.8 million, an increase of $5.6 million or 29% over revenues of $19.2 million in the second quarter of 2002. The Phase II-IV business experienced a 27% increase in net service revenue, generally reflecting higher activity levels in those operations. Our Phase I clinic experienced 41% growth in net service revenue, or 27% at constant dollar exchange rates. Assuming constant dollar exchange rates, net service revenue in the clinical segment increased by 22% in the second quarter of 2003 compared to 2002.

DIRECT COSTS EXCLUDING DEPRECIATION. In the second quarter of 2003 direct costs excluding depreciation totaled $34.1 million, an increase of $7.5 million, or 28%, from $26.6 million in the second quarter of 2002. Direct costs excluding depreciation were 51% of net service revenue in the second quarter of 2003 compared to 48% in the second quarter of 2002.

Pre-clinical. Direct costs excluding depreciation in the second quarter of 2003 were $19.3 million, an increase of $3.7 million, or 23%, over costs of $15.6 million in the second quarter of 2002. In the second quarter of 2003, direct costs excluding depreciation were 46% of net service revenue, compared to 43% in the second quarter of 2002. The principal reason underlying this increase is the weakening of the US dollar compared to the Canadian dollar. A significant proportion of the revenues in our Montreal operations are billed in US dollars but the costs are predominantly denominated in Canadian dollars. The cancellation fee referred to above also had a positive impact on operating margins in the second quarter of 2002. If this cancellation fee had not arisen, the direct costs excluding depreciation in the second quarter of 2002 would have represented 44% of net service revenue for pre-clinical.

Clinical. Direct costs excluding depreciation in the second quarter of 2003 were $14.8 million, an increase of $3.9 million, or 35% over costs of $10.9 million in the second quarter of 2002. In the second quarter of 2003 direct costs excluding depreciation were 60% of net service revenues compared to 57% in the second quarter of 2002. This was accounted for principally by a higher level of out-of-pocket expenses recorded in 2003 compared to 2002, due largely to timing of new project starts and completion of old projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the second quarter of 2003 selling, general and administrative expenses totaled $16.9 million, a decrease of $47.5 million, or 74% from $64.4 million in the second quarter of 2002. Selling, general and administrative expenses in the second quarter of 2002 included compensation charges of $48.5 million arising at the time of the Company's initial public offering as well as a $1.5 million charge for stamp duty taxes on the change of our ultimate parent company immediately prior to our initial public offering. Before taking account of these charges, selling general and administrative expenses represented 25% of net service revenue in the second quarter of 2003, compared with 26% in the second quarter of 2002.

Pre-clinical. Selling, general and administrative costs in the second quarter of 2003 were $8.2 million, an increase of $0.7 million or 10% from $7.5 million in the second quarter of 2002. Selling, general and administrative costs were 19% of net service revenue in the second quarter of 2003, compared to 21% in the second quarter of 2002. Selling, general and administrative costs included exchange losses of $0.3 million in the second quarter of 2003 compared to exchange losses of $0.9 million in the second quarter of 2002. Excluding the impact of exchange losses, selling, general and administrative costs in the pre-clinical business segment were 19% of net service revenue compared to 18% in the corresponding period in 2002.

Clinical. Selling, general and administrative costs in the second quarter of 2003 were $6.6 million, an increase of $1.4 million or 26% from $5.3 million in the second quarter of 2002. Selling, general and administrative costs were 27% of net service revenue in the second quarter of 2003 compared to 27% in the second quarter of 2002.

Corporate overhead. Corporate overhead amounted to $2.1 million, a decrease of $49.6 million, or 96%, over the second quarter of 2002. Corporate overhead in the second quarter of 2002 included a compensation charge of $19.4 million in respect of share options, a compensation charge of $29.1 million in respect of management equity incentives and a charge of $1.5 million relating to stamp duty taxes payable on the change of our ultimate parent company immediately prior to our initial public offering. Other corporate overhead in the second quarter of 2002 amounted to $1.6 million. The increase in corporate overhead in 2003 compared to this other corporate overhead is due primarily to additional costs associated with the corporate governance and other regulatory costs of a publicly listed company.

INCOME FROM OPERATIONS. In the second quarter of 2003 income from operations amounted to $12.9 million, or 19% of net service revenue. Loss from operations in the second quarter of 2002 amounted to $37.9 million, or 68% of net service revenue after deducting the compensation charges and stamp duty costs of $50.0 million referred to above. Excluding these compensation charges and stamp duty costs, income from operations in the second quarter of 2002 amounted to $12.1 million or 22% of net service revenue.

Pre-clinical. Income from operations increased to $12.2 million in the second quarter of 2003 compared to $11.4 million in the second quarter of 2002 for the reasons set forth above.

Clinical. Income from operations was $2.8 million in the second quarter of 2003 compared to $2.4 million in the second quarter of 2002 for the reasons set forth above.

INTEREST EXPENSE. Interest expense in the second quarter of 2003 was $0.9 million, a reduction of $4.1 million or 82% from $5.0 million in the second quarter of 2002. In the second quarter of 2003 interest expense included $0.6 million of net interest and amortization of deferred debt costs on our bank facilities and cash resources and a charge of $0.3 million, reflecting a mark-to-market revaluation of the interest rate swaps we entered into during the third quarter of 2002. The interest expense of $5.0 million in the second quarter of 2002 reflected the capital structure of the Group prior to our initial public offering.

PROVISION FOR INCOME TAXES. Provision for income taxes was $1.9 million or 16% of income before taxes in the second quarter of 2003. U.K. and Canadian research and development tax credits reduced the provision for income taxes by $1.8 million or 15% of income before taxes. The Company recorded a reduction in tax expense amounting to $0.3 million in the second quarter of 2003 in respect of gains made in 2003 by our U.K. employees on exercise of stock options. In addition, the 2003 Canadian Federal tax rate is 2% lower than in 2002. The tax charge in the second quarter of 2002 was $1.5 million on loss before income taxes of $42.9 million. The tax charge in 2002 represented 21% of income before taxes after adding back the non-deductible expense of $50.0 million relating to the compensation charges and stamp duty expense.

FIRST SIX MONTHS OF 2003 COMPARED TO FIRST SIX MONTHS OF 2002

NET SERVICE REVENUE. Net service revenue in the first six months of 2003 was $124.7 million, an increase of $16.0 million or 15% over first six months 2002 net service revenue of $108.7 million.

Pre-clinical. Net service revenue in the first six months of 2003 was $78.6 million, an increase of $7.7 million or 11% over revenues of $70.8 million in the first six months of 2002. Our pre-clinical operations in Europe continued to experience strong demand for its services during the first six months, both for its safety evaluation services and its laboratory sciences services. Our pre-clinical operations in Montreal experienced some volatility in business flow in short-term toxicology work, resulting in an unusually high level of project delays in January and February. This trend did not repeat itself in subsequent months. A second factor that has positively impacted net service revenue in the pre-clinical segment has been the strengthening of the pound sterling and the Canadian dollar against the dollar compared to the first six months of 2002. Assuming constant dollar exchange rates, net service revenues in the pre-clinical segment in total increased by 1% in the first six months of 2003 compared with 2002. Net service revenue in 2002 was also positively impacted by the receipt of a one-off $0.5 million cancellation fee. Facilities freed up by this cancellation were fully re-deployed.

Clinical. Net service revenue in the first six months of 2003 was $46.2 million, an increase of $8.3 million or 22% over revenues of $37.9 million in the first six months of 2002. The Phase II-IV business experienced a 20% increase in net service revenue, generally reflecting higher activity levels in those operations. Our Phase I clinic experienced 30% growth in net service revenue. Assuming constant dollar exchange rates, net service revenue in the clinical segment increased by 15% in the first six months of 2003 compared to 2002.

DIRECT COSTS EXCLUDING DEPRECIATION. In the first six months of 2003 direct costs excluding depreciation totaled $63.4 million, an increase of $9.2 million, or 17%, from $54.2 million in the first six months of 2002. Direct costs excluding depreciation were 51% of net service revenue in the first six months of 2003 compared to 50% in the first six months of 2002.

Pre-clinical. Direct costs excluding depreciation in the first six months of 2003 were $36.1 million, an increase of $4.7 million, or 15%, over costs of $31.4 million in the first six months of 2002. In the first six months of 2003, direct costs excluding depreciation were 46% of net service revenue, compared to 44% in the first six months of 2002. The principal reason underlying this increase is the weakening of the US dollar compared to the Canadian dollar. A significant proportion of the revenues in our Montreal operations are billed in US dollars but the costs are predominantly denominated in Canadian dollars. The cancellation fee referred to above also had a positive impact on operating margins in the second quarter of 2002. If this cancellation fee had not arisen, the direct costs excluding depreciation in the second quarter of 2002 would have represented 45% of net service revenue for pre-clinical.

Clinical. Direct costs excluding depreciation in the first six months of 2003 were $27.3 million, an increase of $4.5 million, or 20% over costs of $22.8 million in the first six months of 2002. In the first six months of 2003 direct costs excluding depreciation were 59% of net service revenue compared to 60% in the first six months of 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the first six months of 2003 selling, general and administrative expenses totaled $33.8 million, a decrease of $48.6 million, or 59% from $82.3 million in the first six months of 2002. Selling, general and administrative expenses in the first six months of 2003 included an expense of $0.7 million relating to the share offering announced and withdrawn in the first quarter. Selling, general and administrative expenses in the first six months of 2002 included compensation charges of $53.0 million in respect of share options and management equity incentives as well as a $1.5 million charge for stamp duty taxes on the change of our ultimate parent company immediately prior to our initial public offering. Before taking account of these charges, selling general and administrative expenses represented 27% of net service revenue in the first six months of 2003, compared with 26% in the first six months of 2002. The increase is mainly attributable to the impact of foreign exchange losses in the pre-clinical operations described below.

Pre-clinical. Selling, general and administrative costs in the first six months of 2003 were $16.6 million, an increase of $2.5 million or 18% from $14.0 million in the first six months of 2002. Selling, general and administrative costs were 21% of net service revenue in the first six months of 2003, compared to 20% in the first six months of 2002. Selling, general and administrative costs increased in the first six months of 2003 as a consequence of exchange losses during the period totaling $1.8 million compared to exchange losses of $0.7 million in the first six months of 2002. Excluding the impact of exchange gains and losses, selling, general and administrative costs in the pre-clinical business segment were 19% of net service revenue compared to 19% in the corresponding period in 2002.

Clinical. Selling, general and administrative costs in the first six months of 2003 were $12.7 million, an increase of $1.9 million or 18% from $10.8 million in the first six months of 2002. Selling, general and administrative costs were 28% of net service revenue in the first six months of 2003 compared to 28% in the first six months of 2002.

Corporate overhead. Corporate overhead amounted to $4.5 million, a decrease of $53.0 million, or 91%, over the first six months of 2002. Corporate overhead in the first six months of 2003 included an expense of $0.7 million relating to the share offering announced and withdrawn in the first quarter. Corporate overhead in the first six months of 2002 included compensation charges of $23.9 million in respect of share options, a compensation charge of $29.1 million in respect of management equity incentives and a charge of $1.5 million relating to stamp duty taxes payable on the change of our ultimate parent company immediately prior to our initial public offering. Other corporate overhead in the first six months of 2002 amounted to $3.0 million. The increase in other corporate overhead in 2003 compared to 2002 is due primarily to additional costs associated with the corporate governance and other regulatory costs of a publicly listed company.

INCOME FROM OPERATIONS. In the first six months of 2003 income from operations amounted to $21.5 million, or 17% of net service revenue. Excluding share offering expenses and the foreign exchange losses referred to above, income from operations amounted to $24.1 million or 19% of net service revenue. Loss from operations in the first six months of 2002 amounted to $32.6 million, or 30% of net service revenue after deducting the compensation charges and stamp duty costs of $54.6 million referred to above. Excluding these compensation charges and stamp duty costs, income from operations in the first six months of 2002 amounted to $22.0 million or 20% of net service revenue.

Pre-clinical. Income from operations decreased to $21.0 million in the first six months of 2003 compared to $21.7 million in the first six months of 2002 for the reasons set forth above. Excluding the impact of exchange gains and losses discussed above, income from operations in the pre-clinical business segment increased by 2% in the first six months of 2003 compared to the corresponding period in 2002.

Clinical. Income from operations was $5.1 million in the first six months of 2003 compared to $3.2 million in the first six months of 2002 for the reasons set forth above.

INTEREST EXPENSE. Interest expense in the first six months of 2003 was $1.8 million, a reduction of $7.2 million or 80% from $9.0 million in the first six months of 2002. In the first six months of 2003 interest expense included $1.3 million of net interest and amortization of deferred debt costs on our bank facilities and cash resources and a charge of $0.5 million, reflecting a mark-to-market revaluation of the interest rate swaps we entered into during the third quarter of 2002. The interest expense of $9.0 million in the first six months of 2002 reflected the capital structure of the Group prior to our initial public offering.

PROVISION FOR INCOME TAXES. Provision for income taxes was $2.2 million or 11% of income before taxes in the first six months of 2003. U.K. and Canadian research and development tax credits reduced the provision for income taxes by $3.5 million or 18% of income before taxes. U.K. research and development tax credits were introduced in 2002, and came into effect from April 1, 2002. The Company recorded a reduction in tax expense amounting to $0.9 million or 4% of income before taxes in the first six months of 2003 in respect of gains made in 2003 by our U.K. employees on exercise of stock options. In addition, the 2003 Canadian Federal tax rate is 2% lower than in 2002. The tax charge in the first six months of 2002 was $3.1 million on loss before income taxes of $41.7 million. The tax charge in 2002 was reduced by $2.2 million of research and development tax credits and represented 24% of income before taxes after adding back the non-deductible expense of $54.6 million relating to the compensation charges and stamp duty expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $21.8 million at June 30, 2003 compared with $19.9 million at December 31, 2002. Our principal sources of liquidity are cash flow from operations and borrowings under our credit facilities.

At June 30, 2003, our bank credit facility (the "2002 Bank Credit Facility") provided us with an aggregate of up to $75 million through $50 million of term loans in U.S. dollars and up to $25 million of multi-currency revolving loans. At June 30, 2003, we had drawn $57.5 million in term and revolving loans under the facility. Of that amount, $50 million had been drawn as a five year term loan with repayments commencing in June 2004 and ending in June 2007, and $7.5 million was drawn pursuant to the multi-currency revolver portion of the facility. The $7.5 million drawn under the revolver was repayable on or prior to June 20, 2005. The facility bore interest at floating, LIBOR-based rates. However, we limited our exposure to interest rate fluctuations on the loans drawn under this facility through a series of interest rate swaps. The facility subjected us to significant affirmative, negative and financial covenants, was guaranteed by us and our significant subsidiaries and was secured by liens on substantially all of our assets. At June 30, 2003 we were in compliance with the covenants in our credit facility.

On July 30, 2003 we repaid all of the borrowings drawn under the 2002 Bank Credit Facility using funds drawn down under a new $150 million syndicated bank credit facility arranged by Wachovia Bank N.A. (the "2003 Bank Credit Facility"). This facility comprises a $75 million term loan facility repayable over five years and a $75 million revolving credit facility available for three years from the date of initial draw down. Borrowings under the 2003 Bank Credit Facility bear interest at floating, LIBOR based or prime rate based rates. However, we have limited our exposure to interest rate fluctuations on the loans drawn under this facility by retaining the interest rate swaps entered into previously in connection with our 2002 Bank Credit Facility. The 2003 Bank Credit Facility subjects us to significant affirmative, negative and financial covenants, is guaranteed by us and our significant subsidiaries and is secured by liens on substantially all of our assets.

Working capital balances which arise from our contracts with customers comprise accounts receivable, unbilled receivables and advance billings. A summary of these balances at June 30, 2003, March 31 2003, December 31, 2002, September 30, 2002 and June 30, 2002, together with the number of days billings that they represent is set forth below.

                            JUNE 30, 2003       MARCH 31, 2003       DECEMBER 31, 2002   SEPTEMBER 30, 2002      JUNE 30, 2002
                        -------------------- --------------------  -------------------- -------------------- --------------------
                                     NO. OF               NO. OF               NO. OF                NO. OF               NO. OF
                          BALANCE   DAYS NET   BALANCE   DAYS NET    BALANCE  DAYS NET    BALANCE   DAYS NET   BALANCE   DAYS NET
                         ($'000s)    REVENUE  ($'000s)    REVENUE   ($'000s)   REVENUE   ($'000s)    REVENUE  ($'000s)    REVENUE
                        ---------   -------- ---------   --------  ---------  --------  ---------   -------- ---------   --------
Accounts receivable     $  36,428      53    $  36,289      57     $  39,266     64     $  34,184      57    $  35,323      59
Unbilled  receivables      25,643      37       24,371      38        20,706     34        23,679      39       22,354      37
                        ---------     ---    ---------     ---     ---------    ---     ---------     ---    ---------     ---
Sub total............      62,071      90       60,660      95        59,972     98        57,863      96       57,677      96
Advance billings.....     (40,840)    (59)     (40,625)    (64)      (41,415)   (68)      (36,734)    (61)     (33,656)    (56)
                        ---------     ---    ---------     ---     ---------    ---     ---------     ---    ---------     ---
                        $  21,231      31    $  20,035      31     $  18,557     30     $  21,129      35    $  24,021      40
                        =========     ===    =========     ===     =========    ===     =========     ===    =========     ===

The impact of the above balances on our cash flow from operations in the first and second quarters of 2003 as well as the last three quarters of 2002 was as follows:

                                                         QUARTER        QUARTER         QUARTER         QUARTER      QUARTER
                                                          ENDED          ENDED           ENDED           ENDED        ENDED
                                                         JUNE 30,      MARCH 31,      DECEMBER 31,     SEPTEMBER     JUNE 30,
                                                           2003          2003             2002          30, 2002       2002
                                                        ----------     ---------      -----------     ----------    ---------
Cash inflow (outflow)                                                          (DOLLARS IN THOUSANDS)
Accounts receivable including unbilled receivables....  $   (1,411)    $    (688)      $  (2,109)     $     (186)   $  (4,065)
Advance billings......................................         215          (790)          4,681           3,078        4,012
                                                        ----------     ---------       ---------      ----------    ---------
                                                        $   (1,196)    $  (1,478)      $   2,572      $    2,892    $     (53)
                                                        ==========     =========       =========      ==========    =========

The cash generated by operating activities was $17.0 million in the first six months of 2003, and $29.8 million in 2002 after paying $21.5 million of accumulated interest on our 10% unsecured subordinated loan stock due 2008 following our initial public offering. When compared to this, the cash flows relating to working capital movements are not a major factor affecting liquidity.

Our scheduled debt repayments during the twelve months from June 30, 2003 to June 30, 2004 are $7.5 million under the 2003 Bank Credit Facility. We anticipate that our operating cash flow, together with available borrowings under the 2003 Bank Credit Facility and the net proceeds we receive from any offerings, will be sufficient to meet our anticipated future operating expenses, capital expenditures (including our planned expansions at our pre-clinical facilities) and debt service obligations as they become due over the next twelve months. Our corporate strategy of seeking continued growth contemplates the possibility of growth through acquisitions of other businesses, should appropriate opportunities become available. If we decide to seek to acquire other businesses, we expect to fund these acquisitions from existing cash resources, through additional borrowings and, possibly, with the proceeds of sales of our capital stock. We also may pursue acquisitions in which the consideration we pay takes the form of our capital stock.

Second quarter 2003 compared to second quarter 2002

Cash flow from operations in the second quarter of 2003 was $12.2 million compared to $13.6 million in the second quarter of 2002. Capital expenditures were $4.2 million compared to $7.2 million in 2002. The decrease is mainly attributable to our pre-clinical operations in Canada where capital expenditure amounted to $1.5 million in the second quarter of 2003 compared to $6.0 million in the second quarter of 2002. The decrease in capital expenditure arose because the first stage of the expansion in our Canadian pre-clinical operations was completed in December 2002. Planning for the next stage of expansion at these facilities is now underway, although works have not yet commenced. We are also expanding our United Kingdom pre-clinical operations where capital expenditure amounting to $2.3 million in the second quarter of 2003 was $1.3 million more than the prior year.

In the second quarter of 2003 we reduced the amounts drawn under our revolving credit facility by $5.0 million. In the second quarter of 2002 we repaid $2.2 million of our bank debt.

First six months of 2003 compared to first six months of 2002

Cash flow from operations in the first six months of 2003 was $17.0 million compared to $18.6 million in the first six months of 2002. Capital expenditures were $8.5 million compared to $12.8 million in 2002. The decrease is mainly attributable to our pre-clinical operations in Canada where capital expenditure amounted to $3.2 million in the first six months of 2003 compared to $10.3 million in the first six months of 2002. The decrease in capital expenditure arose because the first stage of the expansion in our Canadian pre-clinical operations was completed in December 2002. Planning for the next stage of expansion at these facilities is now underway, although works have not yet commenced. We are also expanding our United Kingdom pre-clinical operations where capital expenditure amounting to $4.5 million in the first six months of 2003 was $2.1 million more than the prior year.

In the first six months of 2003 we reduced the amounts drawn under our revolving credit facility by $10.0 million. In the first six months of 2002 we repaid $3.7 million of our bank debt.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates and foreign currency exchange rates.

Our primary interest rate exposure results from changes in LIBOR or the base rates that are used to determine the applicable interest rates under our bank credit facility. The 2002 Bank Credit Facility bore interest at LIBOR plus 1.25%. The 2003 Bank Credit Facility used to finance the acquisition of PharmaResearch and to repay the outstanding borrowings under the 2002 Bank Credit Facility in July 2003, bears interest at rates between LIBOR plus 1.25% and LIBOR plus 2.00%. The initial borrowings under the 2003 Bank Credit Facility bear interest at LIBOR plus 1.75%.

In the third quarter of 2002 we cancelled the interest rate hedges we used to hedge the interest exposure on our bank borrowings prior to our initial public offering. We subsequently entered into two new interest rate swap arrangements to hedge the interest rate exposure on our current bank borrowings. The first arrangement is an interest rate swap with a notional amount of $50 million, which expires on October 5, 2005. Under this agreement the LIBOR rate applicable to $50 million of bank debt is fixed at 2.98%. The second arrangement is an interest rate swap with a notional amount of $10 million, which expires on October 5, 2004. Under this arrangement the LIBOR rate applicable to $10 million of bank debt is fixed at 2.52%.

As a consequence of these interest rate swaps, at June 30, 2003 we had no bank debt which is exposed to fluctuations in interest rates.

We have not designated these interest rate swaps as hedges pursuant to FAS 133. As a consequence, we record, through the interest expense category in our statement of operations, any changes in the fair value of the swaps. The fair value of the swaps will fluctuate, mainly as a consequence of changes in market rates of interest. Accordingly, changes in market rates of interest can cause fluctuations in the level of our recorded interest expense from period to period. However, over the term of the swaps, the total LIBOR rates applicable to our bank borrowings will equate to the fixed rates of 2.98% on $50 million of debt and 2.52% on $10 million of debt as mentioned above.

A significant proportion of the revenues of our Canadian business are earned in U.S. dollars. Accordingly, fluctuations in the U.S. dollar / Canadian dollar exchange rate will give rise to translation exchange gains and losses. These gains and losses arise from the conversion of U.S. dollars to Canadian dollars and the retranslation of cash, accounts receivable and unbilled receivable balances and to a lesser extent accounts payable balances. On July 1, 2003 we entered into a forward contract to sell $14 million and buy Can$19.0 million on September 30, 2003. This contract will reduce our exposure to exchange gains and losses arising from the retranslation of the above balances during the life of the contract. The amounts of the U.S. dollar denominated balances held by our Canadian subsidiary fluctuate from time to time and based on the balances in the last six months of 2002 offset by the effects of the forward contract, we estimate that a hypothetical instantaneous 5% devaluation of the U.S. dollar compared to the Canadian dollar would give rise to an exchange loss in selling general and administrative expenses of approximately $0.2 million, before income tax effects. On the same basis, we estimate that a hypothetical instantaneous 5% devaluation of the Canadian dollar compared to the U.S. dollar would give rise to an exchange gain in selling, general and administrative expenses of approximately $0.2 million before income tax effects.

Our consolidated financial statements are prepared in U.S. dollars. The functional currency of each of our subsidiaries is the local currency of the country in which the subsidiary is located. Our principal operating subsidiaries are located in the United Kingdom and Canada and together they accounted for 85% of our net service revenue in the first six months of 2003. Accordingly, fluctuations in the exchange rates between pounds sterling, Canadian dollars and U.S. dollars will affect the translation of our results for financial reporting purposes.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their review of the disclosure controls and procedures as of June 30, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has effective disclosure controls and procedures.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the internal controls nor in other factors that could significantly affect these controls subsequent to June 30, 2003.

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

         N/A

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         N/A

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Stockholders was held on April 29, 2003. Proposal I, submitted to a vote of stockholders at the meeting, was the election of directors. The following directors, being all of the Class I directors of the Company, were elected at the meeting, with the number of votes cast for each director being set forth after his respective name:

Director               Votes For     Votes Withheld
--------               ---------     --------------
John Urquhart         31,693,329        217,850

Vanessa C.L. Chang    31,861,929         49,250


         The following directors, being all of the Class II directors of the Company, are serving pursuant to terms which will not expire until the annual meeting in 2004:

Ian P. Sword

John T. Henderson

         The following directors, being all of the Class III directors of the Company, are serving pursuant to terms which will not expire until the annual meeting in 2005:

Walter S. Nimmo

S. Louise McCrary


         ITEM 5. OTHER INFORMATION.

         N/A

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.


         31.1 - Certification of Walter S. Nimmo, Chief Executive Officer, President and Director of Inveresk Research Group, Inc. Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 - Certification of D.J. Paul E. Cowan, Chief Financial Officer and Treasurer of Inveresk Research Group, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 - Certification of Walter S. Nimmo, Chief Executive Officer, President and Director of Inveresk Research Group, Inc. Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 - Certification of D.J. Paul E. Cowan, Chief Financial Officer and Treasurer of Inveresk Research Group, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

         We filed a Current Report on Form 8-K, dated April 30, 2003 including our press release announcing our earnings information for the quarter ended March 31, 2002, a transcript of a conference call held on April 30, 2003 discussing the results for the quarter ended March 31, 2003 and a slide presentation given on April 30, 2003 with respect to the results for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2003                     INVERESK RESEARCH GROUP, INC.

                                         By: /s/ D.J. Paul E. Cowan
                                             -----------------------

                                         D.J. Paul E. Cowan

                                         Chief Financial Officer and Treasurer