Form 10-Q
period 2003-09-30
INVERESK RESEARCH GROUP INC
filed 2003-11-07
CIK 1169358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003

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

         Common stock, par value $0.01 per share .................36,698,974 as of October 31, 2003

                                TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
PART I            FINANCIAL INFORMATION.........................................................................     1

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)..............................................................     1

Condensed Consolidated Statements of Operations.................................................................     1

Condensed Consolidated Balance Sheets...........................................................................     2

Condensed Consolidated Statements of Cash Flows.................................................................     3

Condensed Consolidated Statements of Comprehensive Income (Loss) and Shareholders' Equity.......................     4

Notes to Unaudited Condensed Consolidated Financial Statements..................................................     5

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........    19

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................    32

ITEM 4.           CONTROLS AND PROCEDURES.......................................................................    34

PART II           OTHER INFORMATION.............................................................................    36

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

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          INVERESK RESEARCH GROUP, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                               QUARTER             QUARTER           NINE MONTHS       NINE MONTHS
                                                                ENDED               ENDED              ENDED              ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                                                2003                2002                2003               2002
                                                            -------------       -------------       -------------      -------------
Net service revenue .....................................   $     70,571        $     55,923        $    195,290       $    164,635
   Direct costs excluding depreciation ..................        (37,372)            (27,780)           (100,729)           (81,977)
                                                            ------------        ------------        ------------       ------------
                                                                  33,199              28,143              94,561             82,658
   Selling, general and administrative expenses:
     Compensation expense in respect of stock
       options and management equity incentives .........              -                   -                   -            (53,020)
     Stamp duty arising on change of ultimate
       parent company ...................................              -                   -                   -             (1,545)
     Share offering expenses ............................              -                   -                (658)                 -
     Restructuring and integration costs
       arising from business acquisitions ...............           (798)                  -                (798)                 -
     Other selling, general and
       administrative expenses ..........................        (17,260)            (13,759)            (50,414)           (41,533)
                                                            ------------        ------------        ------------       ------------
   Total selling, general and administrative
     expenses ...........................................        (18,058)            (13,759)            (51,870)           (96,098)
   Depreciation .........................................         (3,045)             (2,689)             (9,083)            (7,510)
   Amortization of intangibles ..........................           (232)                  -                (232)                 -
                                                            ------------        ------------        ------------       ------------
Income (loss) from operations ...........................         11,864              11,695              33,376            (20,950)
   Interest income ......................................            126                  83                 292                283
   Write off of deferred debt issue and other
       costs related to former bank facilities ..........           (671)             (2,031)               (671)            (2,031)
   Interest expense .....................................           (528)               (989)             (2,509)           (10,206)
                                                            ------------        ------------        ------------       ------------
Income (loss) before income taxes .......................         10,791               8,758              30,488            (32,904)
Provision for income taxes ..............................         (1,227)             (1,419)             (3,388)            (4,508)
                                                            ------------        ------------        ------------       ------------
Net income (loss) .......................................   $      9,564        $      7,339        $     27,100       $    (37,412)
                                                            ============        ============        ============       ============

Earnings (loss) per share:
   Basic ................................................   $       0.26        $       0.21        $       0.75       $      (1.30)
   Diluted ..............................................   $       0.25        $       0.20        $       0.72       $      (1.30)
Weighted average number of common shares outstanding:
   Basic ................................................     36,505,169          35,570,449          36,314,648         27,637,956
   Diluted ..............................................     37,720,565          37,385,219          37,530,044         27,637,956

See accompanying notes to condensed consolidated financial statements.

                          INVERESK RESEARCH GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       SEPTEMBER 30,
                                                                                           2003         DECEMBER 31,
                                                                                        (UNAUDITED)         2002
                                                                                       -------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................................     $  22,698       $  19,909
   Accounts receivable, net.........................................................        45,012          39,266
   Unbilled receivables, net........................................................        26,144          20,706
   Income taxes receivable..........................................................         8,956           2,979
   Inventories......................................................................         1,622           1,167
   Other current assets.............................................................         8,380           4,300
                                                                                         ---------       ---------
Total current assets................................................................       112,812          88,327
Property, plant and equipment, net..................................................       127,694         108,570
Goodwill and intangible assets......................................................       179,281         135,043
Deferred income taxes...............................................................           475               -
Deferred debt issue costs...........................................................         1,672             527
                                                                                         ---------       ---------
                                                                                         $ 421,934       $ 332,467
                                                                                         =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:................................................................
   Accounts payable.................................................................     $  13,559       $  10,792
   Advance billings.................................................................        48,266          41,415
   Accrued expenses.................................................................        29,675          21,399
   Income taxes payable.............................................................         4,383           2,871
   Deferred income taxes............................................................           234             204
   Current portion of long term debt................................................         7,684             217
                                                                                         ---------       ---------
Total current liabilities...........................................................       103,801          76,898
Deferred income taxes...............................................................        24,742          22,139
Long term debt......................................................................        80,808          67,768
Defined benefit pension plan obligation.............................................        14,883          13,259
Commitments and contingencies.......................................................
Shareholders' equity:
   Preferred stock, $0.01 par value 10,000,000 shares authorized, none issued.......             -               -
   Common stock, $0.01 par value 150,000,000 shares authorized; 36,640,335 and
     36,004,777 issued and outstanding at September 30, 2003 and December 31, 2002..           366             360
   Additional paid-in capital.......................................................       193,087         191,618
   Accumulated deficit..............................................................        (6,693)        (33,793)
   Accumulated other comprehensive income (loss)....................................        10,940          (5,782)
                                                                                         ---------       ---------
Total shareholders' equity..........................................................       197,700         152,403
                                                                                         ---------       ---------
                                                                                         $ 421,934       $ 332,467
                                                                                         =========       =========

See accompanying notes to condensed consolidated financial statements.

                          INVERESK RESEARCH GROUP, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         NINE MONTHS      NINE MONTHS
                                                                                            ENDED            ENDED
                                                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                                                            2003             2002
                                                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .................................................................       $  27,100        $ (37,412)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation expense in respect of amendment and exercise of stock
  options .........................................................................               -           52,934
Depreciation of property, plant and equipment .....................................           9,083            7,510
Amortization of intangibles .......................................................             232                -
Deferred pension obligations ......................................................           1,203              437
Deferred income taxes .............................................................             125            1,055
Amortization of deferred loan issue costs .........................................             752            2,206
Interest on 10% unsecured subordinated loan stock due 2008, not payable until
  the loan stock is redeemed ......................................................               -            6,058
Payment of interest on 10% unsecured subordinated loan stock due 2008 following
  the initial public offering .....................................................               -          (17,634)
Changes in operating assets and liabilities:
   Accounts receivable ............................................................             785           (5,218)
   Advance billings ...............................................................          (3,381)           6,354
   Inventories ....................................................................            (456)             854
   Accounts payable and accrued expenses ..........................................           2,755            2,033
   Income taxes ...................................................................          (1,934)           1,555
   Other assets and liabilities ...................................................          (3,450)          (3,289)
                                                                                          ---------        ---------
Net cash provided by operating activities .........................................          32,814           17,443
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of PharmaResearch Corporation, net of cash acquired of $5,976 ............         (35,887)               -
Purchases of property, plant and equipment ........................................         (18,071)         (16,139)
Net cash used in investing activities .............................................         (53,958)         (16,139)
                                                                                          ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock .............................................................           1,475          138,081
Repayments of short-term borrowings ...............................................            (259)          (3,661)
Proceeds from long-term borrowings, net of issue costs ............................          86,363           69,433
Repayments of long-term debt ......................................................         (67,500)        (201,027)
                                                                                          ---------        ---------
Net cash provided by financing activities .........................................          20,079            2,826
Effect of foreign currency exchange rate changes on cash ..........................           3,854           (5,402)
                                                                                          ---------        ---------
Increase (decrease) in cash and cash equivalents ..................................           2,789           (1,272)
Cash and cash equivalents at beginning of period ..................................          19,909           16,118
                                                                                          ---------        ---------
Cash and cash equivalents at end of period ........................................       $  22,698        $  14,846
                                                                                          =========        =========
Supplemental cash flow information:
Interest paid .....................................................................       $   2,042        $   7,678
                                                                                          =========        =========
Income tax paid ...................................................................       $   1,011        $   1,001
                                                                                          =========        =========

See accompanying notes to condensed consolidated financial statements.

                          INVERESK RESEARCH GROUP, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND
                              SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                           TOTAL            COMMON                                       RETAINED      ACCUMULATED
                                       SHAREHOLDERS'         STOCK        PAR VALUE      ADDITIONAL      EARNINGS         OTHER
                                          EQUITY           $0.01 PAR       PAID-IN        PAID-IN      (ACCUMULATED    COMPREHENSIVE
                                        (DEFICIT)            VALUE         CAPITAL        CAPITAL        DEFICIT)      INCOME (LOSS)
                                       -------------      ----------     ----------     -----------    ------------    -------------
BALANCE AT DECEMBER 31,
  2002 ..........................       $  152,403        36,004,777     $      360     $  191,618      $  (33,793)     $   (5,782)
Issue of common stock ...........            1,475           635,558              6          1,469               -               -
Comprehensive income:
  Foreign currency
    translation adjustments .....           16,587                                -              -               -          16,587
  Tax benefit arising on
    exercise of options
    granted on or after
    June 27, 2002 ...............              135                                -              -               -             135
  Net income for period
    to September 30, 2003 .......           27,100                                -              -          27,100               -
                                        ----------
Comprehensive income ............           43,822
                                        ----------        ----------     ----------     ----------      ----------      ----------
BALANCE AT SEPTEMBER 30,
  2003 ..........................       $  197,700        36,640,335     $      366     $  193,087      $   (6,693)     $   10,940
                                        ==========        ==========     ==========     ==========      ==========      ==========
BALANCE AT DECEMBER 30,
  2001 ..........................       $   (7,385)       23,469,088     $      235     $    1,118      $   (5,784)     $   (2,954)
Issue of common stock, net
  of offering costs of
  $18,019 .......................          138,081        12,467,659            124        137,957               -               -
Compensation expense in
  respect of amendment and
  exercise of stock options .....           52,934                                -         52,934               -               -
Comprehensive income (loss):
  Foreign currency
    translation adjustments .....           (3,402)                               -              -               -          (3,402)
  Net loss for period to
    September 30, 2002 ..........          (37,412)                               -              -         (37,412)              -
                                        ----------
Comprehensive loss ..............          (40,814)
                                        ----------        ----------     ----------     ----------      ----------      ----------
BALANCE AT SEPTEMBER 30,
  2002 ..........................       $  142,816        35,936,747     $      359     $  192,009      $  (43,196)     $   (6,356)
                                        ==========        ==========     ==========     ==========      ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                          INVERESK RESEARCH GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2002 which were filed with the SEC as part of our annual report on Form 10-K for that year. The results of operations for the quarter and nine months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003.

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

                          INVERESK RESEARCH GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with Statements of Financial Accounting Standards ("FAS") 128, "Earnings per Share". FAS 128 requires presentation of both basic earnings (loss) per share ("Basic EPS") and diluted earnings (loss) per share ("Diluted EPS"). Basic EPS is based on the weighted average number of common shares outstanding during the year while Diluted EPS also includes the dilutive effect of share options. The number of share options not reflected in Diluted EPS because they were anti-dilutive was 7,500 in respect of the quarter and nine months ended September 30, 2003, nil in respect of the quarter ended September 30, 2002 and 2,444,847 in respect of the nine months ended September 30, 2002. Historical earnings (loss) per share have been computed assuming the historical outstanding shares in Inveresk Research Group Limited were converted to ordinary shares in Inveresk Research Group, Inc. using the conversion ratios applied when the change of ultimate parent company became effective.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003 the FASB issued FAS 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of FAS 149 that relate to FAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. FAS 149 should be applied prospectively. The adoption did not have any impact on the Company.

In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The Statement requires that those instruments be classified as liabilities in statements of financial position. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting

                          INVERESK RESEARCH GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption did not have any impact on the Company.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. To date the adoption has not had any impact and the Company does not expect that it will upon final adoption.

                          INVERESK RESEARCH GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.       BUSINESS ACQUISITIONS

On July 29, 2003 the Company acquired all of the outstanding capital stock of PharmaResearch Corporation ("PharmaResearch") for $43.9 million, financed through bank borrowings. The results of operations of PharmaResearch have been included in the consolidated financial statements since that date. PharmaResearch is a US-based drug development services group focused on the provision of Phase II-IV clinical trials support services, principally in the areas of respiratory and infectious diseases. PharmaResearch is based in Morrisville and Wilmington, North Carolina, with foreign operations based in the United Kingdom, France, Spain and China.

The acquisition of PharmaResearch allows the Company to increase significantly the scale and service of its North American clinical development operations. Its strong presence in the field of respiratory and infectious diseases enables Inveresk Research to build value-added clinical support services for the benefit of the enlarged client base. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing the purchase price allocation and these fair values may change once this process is complete.

                                                                                                      (DOLLARS IN
                                                                                                       THOUSANDS)
                                                                                                      -----------
Cash..........................................................................................         $  5,976
Other current assets..........................................................................           15,500
                                                                                                       --------
   Total current assets.......................................................................           21,476
Property, plant and equipment.................................................................            2,249
Customer contracts............................................................................            2,783
Goodwill......................................................................................           34,533
Current liabilities...........................................................................          (17,128)
Deferred taxation liabilities.................................................................              (53)
Long term portion of capital leases...........................................................               (9)
                                                                                                       --------
                                                                                                       $ 43,851
                                                                                                       ========

The purchase price payable for PharmaResearch is subject to adjustment based on the amount of liquid net worth of PharmaResearch at the acquisition date. At September 30, 2003, approximately $2.0 million of the total amount that will be payable in connection with the acquisition remained unpaid. The customer contracts acquired have an estimated useful life of two years. The goodwill arising from the transaction was all assigned for financial reporting purposes to the clinical segment of the business. The customer contracts and goodwill are not deductible for tax purposes.

                          INVERESK RESEARCH GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth certain pro forma financial information for the Company as if the acquisition of PharmaResearch had occurred as of the beginning of each reported period. The pro forma financial information reflects the amortization of the customer contracts and the interest cost on the indebtedness incurred to finance the acquisition.

                                                                            NINE MONTHS        NINE MONTHS
                                                                               ENDED              ENDED
                                                                           SEPTEMBER 30,      SEPTEMBER 30,
                                                                               2003               2002
                                                                           -------------      -------------
                                                                                (DOLLARS IN THOUSANDS)
Net service revenue ................................................       $    219,183       $    197,973
                                                                           ------------       ------------
Net income (loss) ..................................................       $     26,153       $    (35,800)
                                                                           ============       ============
Earnings (loss) per share
   Basic ...........................................................       $       0.72       $      (1.30)
   Diluted .........................................................       $       0.70       $      (1.30)
Number of shares used in calculating earnings (loss) per share
   Basic ...........................................................         36,314,648         27,637,956
   Diluted .........................................................         37,530,044         27,637,956

This unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which would actually have occurred had the companies operated as one during the period. No effect has been included for synergies, if any, that might have been realized through the acquisition.

RESTRUCTURING AND INTEGRATION COSTS

The Company established a plan at the acquisition date to integrate the operations of PharmaResearch with its existing operations. The actions covered by the integration plan include a headcount reduction of 58 employees (37 employees of PharmaResearch and 21 employees of the Company), the relocation of the Morrisville, North Carolina operations of PharmaResearch to the Company's premises in Cary, North Carolina, integration of certain administrative functions between the two businesses, combination of the PharmaResearch operations in London, Paris and Madrid with those of the Company and the closure of certain office premises.

In connection with this integration plan the Company has recorded a provision of $1.8 million that has been reflected in the purchase price allocation and a provision of $0.8 million that is reflected on its consolidated statement of operations in restructuring and integration costs arising from business acquisitions. The Company implemented the headcount reductions in early September, with 37 former PharmaResearch employees and 21 former Inveresk employees leaving the Company during September. In many cases, however, severance payments relating to this restructuring were not made until after September 30, 2003. The following amounts have been recorded in respect of the restructuring plan:

                          INVERESK RESEARCH GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            LEASE
                                                                                                         TERMINATION
                                     SEVERANCE AND RELATED COSTS               OTHER COST                    AND
                                    -----------------------------     -----------------------------      ABANDONMENT
                                    PHARMARESEARCH       INVERESK     PHARMARESEARCH       INVERESK          COSTS
                                    --------------       --------     --------------       --------      -----------
                                                                 (DOLLARS IN THOUSANDS)
Amount established at
  acquisition...................        $1,216            $  587          $  355            $  211          $  259
Utilized from July 29, 2003
  to September 30, 2003.........          (743)             (201)              -               (86)              -
                                        ------            ------          ------            ------          ------
BALANCE AT SEPTEMBER 30, 2003.          $  473            $  386          $  355            $  125          $  259
                                        ======            ======          ======            ======          ======

5.       SHAREHOLDERS' EQUITY

As described in Note 2, during the quarter ended June 30, 2002, the Company completed a transaction that created a new ultimate parent company for Inveresk Research Group Limited and its subsidiaries ("the Group"). All the outstanding shares of Inveresk Research Group Limited (the former ultimate holding company, organized in Scotland) were exchanged for shares of common stock of Inveresk Research Group, Inc. (the current ultimate parent company, organized in Delaware). The capital structure is presented on the basis described in Note 2 and is as follows:

                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                           2003             2002
                                                                                       -------------    ------------
                                                                                          (DOLLARS IN THOUSANDS)
Preferred stock, $0.01 par value 10,000,000 shares authorized, none issued........        $    -           $    -
Common stock, $0.01 par value 150,000,000 shares authorized; issued and outstanding 36,640,335 and 36,004,777 at September 30, 2003 and December 31,
  2002, respectively................................................................         366              360
                                                                                          ------           ------
                                                                                          $  366           $  360
                                                                                          ======           ======

The increase of 635,558 shares during 2003 resulted from the exercise of employee stock options to acquire 635,558 shares at an average exercise price of $2.32 per share.

6.       CREDIT FACILITIES AND DEBT

In July 2003 the Company entered into a new $150 million syndicated bank credit facility which was used to finance the acquisition of PharmaResearch and also to repay the borrowings outstanding under our former bank credit facility. The first scheduled principal repayment of $1.9 million was made on September 30, 2003 and at September 30, 2003 the facility provided an aggregate availability of up to $148.1 million comprised of $73.1 million of term loans in U.S. dollars and up to $75 million of loans available in multiple-currencies under a revolving credit arrangement. At September 30, 2003, a subsidiary company had borrowed $88.1 million under this facility, of which $73.1 million was drawn down as a five year term loan with repayments due quarterly until June 30, 2008, and $15 million was drawn down pursuant to the revolving credit portion of the facility. The $15 million drawn under the revolving credit portion of the facility is repayable on or before June 30, 2006. The facility bears interest at rates between LIBOR plus 1.25% and LIBOR plus 2.00% depending on the ratio of EBITDA to borrowings. The initial borrowings bear interest at LIBOR plus 1.75%. The exposure to interest rate

                          INVERESK RESEARCH GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fluctuations on the loans drawn under this facility has been limited by retaining the interest rate swaps entered into previously in connection with the previous bank credit facility. The bank credit facility subjects us to significant affirmative, negative and financial covenants, is guaranteed by the Company and its significant subsidiaries and is secured by liens on substantially all of the assets and pledges of the shares of the subsidiaries. We were in compliance with these covenants at September 30, 2003.

7.       STOCK OPTIONS AND OTHER EQUITY-BASED COMPENSATION PLANS

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

All options issued before June 27, 2002 were issued by Inveresk Research Group Limited. Those options subsequently were exchanged for stock options issued by Inveresk Research Group, Inc. (the "replacement options") on June 28, 2002 under its 2002 Stock Option Plan. The replacement options were issued with exercise prices, exercise periods and other terms substantially the same as those of the options they replaced.

The replacement options became fully vested (immediately exercisable in full) upon completion of the Company's initial public offering and such options will expire 10 years after the date of grant of the options they replaced. At September 30, 2003 the number of replacement options remaining outstanding was 778,322. The Company has also issued options that vest in equal annual installments over the three years following the date of grant. At September 30, 2003 the number of shares issuable on exercise of these options outstanding was 1,282,326.

The following table summarizes the options outstanding at September 30, 2003:

                                                             SHARES OF COMMON
                                                              STOCK ISSUABLE                          WEIGHTED AVERAGE
                                                               UPON EXERCISE       EXERCISE PRICE      EXERCISE PRICE
                                                             ----------------      ---------------    ----------------
Outstanding at December 31, 2002........................        2,366,217          $ 0.03 - $20.14        $   5.05
Granted.................................................          421,950          $14.68 - $17.75        $  17.40
Forfeited...............................................           91,961          $10.60 - $17.75        $  11.31
Exercised...............................................          635,558          $ 0.03 - $10.60        $   2.32
                                                                ---------          ---------------        --------
Outstanding at September 30, 2003.......................        2,060,648          $ 0.03 - $20.14        $   8.14
                                                                =========          ===============        ========

                          INVERESK RESEARCH GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the exercise prices of the options outstanding at September 30, 2003:

  Shares of Common
Stock Issuable Upon
      Exercise          Exercise Price
-------------------    ----------------
      237,891          $ 0.03 per share
       23,474          $ 0.05 per share
       33,388          $ 0.19 per share
      483,569          $ 0.40 per share
      823,476          $10.60 per share
       35,000          $13.00 per share
       40,000          $14.68 per share
        3,500          $16.35 per share
       40,000          $17.17 per share
      332,850          $17.75 per share
        7,500          $20.14 per share
    ---------
    2,060,648
    =========

The weighted average exercise price of our outstanding stock options was $8.14 per share at September 30, 2003 and $5.05 at December 31, 2002.

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

For purposes of this disclosure, the fair value of the fixed option grants were estimated using the Black-Scholes option - pricing model with the following weighted average assumptions used for option grants:

Risk-free interest rate....................................................         3.0%
Volatility factor..........................................................        60.0%
Weighted average expected life of options in months........................        21.8

                          INVERESK RESEARCH GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                                                             QUARTER           QUARTER         NINE MONTHS      NINE MONTHS
                                                              ENDED             ENDED             ENDED             ENDED
                                                            SEPTEMBER         SEPTEMBER         SEPTEMBER         SEPTEMBER
                                                            30, 2003          30, 2002          30, 2003          30, 2002
                                                           -----------       -----------       -----------      -----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net income (loss) ...........................     $    9,564        $    7,339        $   27,100        $  (37,412)
Compensation expense in respect of stock options
  deducted in the computation of reported net income..              -                 -                 -            23,873
Compensation expense in respect of stock options
  computed on the fair value method ..................           (616)             (383)           (1,257)          (24,256)
                                                           ----------        ----------        ----------        ----------
Pro forma net income (loss) ..........................     $    8,948        $    6,956        $   25,843        $  (37,795)
                                                           ==========        ==========        ==========        ==========
Reported basic earnings (loss) per share .............     $     0.26        $     0.21        $     0.75        $    (1.35)
Pro forma basic earnings (loss) per share ............     $     0.25        $     0.20        $     0.71        $    (1.37)
Reported diluted earnings (loss) per share ...........     $     0.25        $     0.20        $     0.72        $    (1.35)
Pro forma diluted earnings (loss) per share ..........     $     0.24        $     0.19        $     0.69        $    (1.37)

                          INVERESK RESEARCH GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.       INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                           2003            2002
                                                                                       -------------   ------------
                                                                                          (DOLLARS IN THOUSANDS)
Deferred tax assets:
Defined benefit pension obligations................................................     $    4,457      $    3,987
Federal and state net operating losses.............................................         14,936          14,893
Foreign net operating losses.......................................................            396             768
Interest rate swaps................................................................            531             329
U.K. share option deductions.......................................................          2,253               -
Other deferred tax assets..........................................................          1,475           1,451
                                                                                        ----------      ----------
Total deferred tax assets..........................................................         24,048          21,428
Valuation allowance for deferred tax assets........................................        (17,704)        (15,830)
                                                                                        ----------      ----------
Net deferred tax assets............................................................     $    6,344      $    5,598
Deferred tax liabilities
Property, plant and equipment......................................................        (29,629)        (27,241)
Intangible assets..................................................................           (616)              -
Other deferred tax liabilities.....................................................           (600)           (700)
                                                                                        ----------      ----------
Net deferred tax liabilities.......................................................     $  (24,501)     $  (22,343)
                                                                                        ==========      ==========

In the first nine months of 2003, the company recorded a deferred tax asset of $2.3 million less a valuation allowance of $2.3 million in respect of U.K. share option deductions.

The balance sheet classification of net deferred tax liabilities is as follows:

                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                           2003            2002
                                                                                       -------------    ------------
                                                                                           (DOLLARS IN THOUSANDS)
Non current deferred tax assets....................................................     $      475      $        -
Net current deferred tax liabilities...............................................           (234)           (204)
Net non current deferred tax liabilities...........................................        (24,742)        (22,139)
                                                                                        ----------      ----------
Net deferred tax liabilities.......................................................     $  (24,501)     $  (22,343)
                                                                                        ==========      ==========

The provision for income taxes is affected by various factors. The Company receives research and development tax credits in Canada and the United Kingdom. The level of such credits is dependent upon the amount of qualifying costs in these jurisdictions and therefore the tax credits are not a constant percentage of income before income taxes. In addition the Company expects to receive tax deductions equal to the gains made by United Kingdom employees on exercising their stock options after January 1, 2003. These deductions will arise at the time of exercise of the options and will depend on the market price of our stock at the time of exercise. Such amounts may therefore fluctuate from period to period.

                          INVERESK RESEARCH GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a consequence of these factors, the provision for income taxes expressed as a percentage of income before income taxes may fluctuate from period to period.

The Company's consolidated effective tax rate differed from the federal statutory rate as set forth below:

                                                               QUARTER        QUARTER     NINE MONTHS    NINE MONTHS
                                                                ENDED          ENDED         ENDED          ENDED
                                                              SEPTEMBER      SEPTEMBER     SEPTEMBER      SEPTEMBER
                                                              30, 2003       30, 2002       30, 2003      30, 2002
                                                              ---------      ---------    -----------    -----------
                                                                             (DOLLARS IN THOUSANDS)
U.S. Federal statutory rate...............................    $  3,777       $  3,065       $ 10,671      $(11,517)
Non deductible compensation expense on exercise of
  share options...........................................           -              -              -        15,906
U.K. and Canadian Research and Development tax credits....      (1,650)        (1,578)        (5,165)       (3,803)
Difference between foreign income taxed at U.S.
  Federal Statutory rates and foreign income tax expense..        (293)            48           (966)        3,194
Increase (reduction) in federal valuation allowance.......          22             65            159           187
Increase (reduction) in valuation allowance against
  losses of foreign subsidiaries..........................          94           (263)           (76)          553
U.K. share option deductions..............................        (269)             -         (1,135)            -
Other.....................................................        (454)            82           (100)          (12)
                                                              --------       --------       --------      --------
                                                              $  1,227       $  1,419       $  3,388      $  4,508
                                                              ========       ========       ========      ========

                          INVERESK RESEARCH GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.       SEGMENT REPORTING

The Company is a full-service drug development services group serving the pharmaceutical, biotechnology and medical device industries. Its drug development services comprise two operating segments - pre-clinical and clinical. Pre-clinical services include pre-clinical safety and pharmacology evaluation as well as laboratory sciences services. Pre-clinical services are performed in Edinburgh, Scotland and Montreal, Canada. Clinical services consist of designing, monitoring, and managing trials of new pharmaceutical and biotechnology products on humans, and providing clinical data management, biostatistical, product registration, and pharmacovigilance services. Clinical service activities and revenues are performed and earned primarily in the United States and Europe. The Company's European clinical operations are performed in Maidenhead, England and Edinburgh, Scotland with its primary satellite offices in Brussels, Belgium and Glasgow, Scotland. The operating results of the Company in the individual European countries apart from the United Kingdom are not material. Financial data by segment are as follows:

                                                                                         PRE-CLINICAL   CLINICAL        TOTAL
                                                                                         ------------   --------       -------
                                                                                                (DOLLARS IN THOUSANDS)
QUARTER ENDED SEPTEMBER 30, 2003
Net service revenue from external customers ..............................                 $41,590       $28,981       $70,571
Depreciation .............................................................                   2,292           753         3,045
Amortization of intangibles ..............................................                       -           232           232
Segment income ...........................................................                  11,668         2,980        14,648
Expenditures for long-lived assets in quarter ended September 30, 2003 ...                   7,144         2,379         9,523

QUARTER ENDED SEPTEMBER 30, 2002
Net service revenues from external customers .............................                 $35,236       $20,687       $55,923
Depreciation .............................................................                   2,101           588         2,689
Segment income ...........................................................                  10,839         2,786        13,625
Expenditures for long-lived assets in quarter ended September 30, 2002 ...                   2,911           415         3,326


                                                                                          PRE-CLINICAL     CLINICAL          TOTAL
                                                                                          ------------     --------       ---------
                                                                                                   (DOLLARS IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2003
Net service revenue from external customers .........................................       $120,150       $ 75,140       $195,290
Depreciation ........................................................................          7,199          1,884          9,083
Amortization of intangibles .........................................................              -            232            232
Segment income ......................................................................         32,656          8,040         40,696
Segment assets at September 30, 2003 ................................................        340,421        246,749        587,170
Goodwill and intangibles at September 30, 2003 ......................................         61,522        117,759        179,281
Long-lived assets at September 30, 2003 .............................................        176,291        131,153        307,444
Expenditures for long-lived assets in the nine months ended  September 30, 2003 .....         14,846          3,218         18,064

NINE MONTHS ENDED SEPTEMBER 30, 2002
Net service revenues from external customers ........................................       $106,082       $ 58,553       $164,635
Depreciation ........................................................................          5,759          1,751          7,510

                          INVERESK RESEARCH GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PRE-CLINICAL     CLINICAL          TOTAL
                                                                                          ------------     --------       ---------
Segment income ......................................................................         32,577          5,937         38,514
Segment assets at December 31, 2002 .................................................        290,557        176,746        467,303
Goodwill at December 31, 2002 .......................................................         56,063         78,980        135,043
Long-lived assets at December 31, 2002 ..............................................        155,485         88,128        243,613
Expenditures for long-lived assets in the nine months ended September 30, 2002 ......         15,528            611         16,139

The following table summarizes net service revenues and long-lived assets by geographic area.

                                                            USA           CANADA          EUROPE          TOTAL
                                                         --------        --------        --------        --------
                                                                           (DOLLARS IN THOUSANDS)
QUARTER ENDED SEPTEMBER 30, 2003
Net service revenue from external customers........      $ 15,587        $ 24,262        $ 30,722        $ 70,571

QUARTER ENDED SEPTEMBER 30, 2002
Net service revenues from external customers.......      $  9,203        $ 20,750        $ 25,970        $ 55,923

                                                            USA           CANADA          EUROPE           TOTAL
                                                         --------        --------        --------        ---------
                                                                           (DOLLARS IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2003
Net service revenue from external customers........      $ 34,884        $ 69,941        $ 90,465        $195,290
Long-lived assets at September 30, 2003............        76,051          89,231         142,162         307,444

NINE MONTHS ENDED SEPTEMBER 30, 2002
Net service revenues from external customers.......      $ 25,502        $ 64,274        $ 74,859        $164,635
Long-lived assets at December 31, 2002.............        36,185          75,052         132,376         243,613

The Company's operations in Europe comprise operations in a number of countries that are coordinated from the United Kingdom. No European country apart from the United Kingdom is significant in terms of revenues generated or assets held.

                         INVERESK RESEARCH GROUP, INC.

          NOTES UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the above totals for net service revenues, segment income (loss), segment assets and long-lived assets to the appropriate figures in the financial statements.

                                                               QUARTER        QUARTER       NINE MONTHS    NINE MONTHS
                                                                ENDED          ENDED           ENDED          ENDED
                                                            SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                                2003           2002            2003           2002
                                                            -------------  -------------   -------------  -------------
                                                                               (DOLLARS IN THOUSANDS)
Segment income per above segment analysis...............      $  14,648      $  13,625       $  40,696       $  38,514
Corporate overhead, including share offering expenses
and compensation charges................................         (2,784)        (1,930)         (7,320)        (59,464)
                                                              ---------      ---------       ---------       ---------
Income (loss) from operations per financial statements..      $  11,864      $  11,695       $  33,376       $ (20,950)
                                                              =========      =========       =========       =========

                                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                                             2003            2002
                                                                                         -------------   ------------
                                                                                            (DOLLARS IN THOUSANDS)
Segment assets per above segment analysis...............                                   $ 587,170      $ 467,303
Long lived assets not allocated to segments.............                                           6              -
Deferred debt issue costs not allocated to segments.....                                       1,672            527
Elimination of inter segment balances...................                                    (166,914)      (135,363)
                                                                                           ---------      ---------
Assets per financial statements.........................                                   $ 421,934      $ 332,467
                                                                                           =========      =========

Long lived assets per above segment analysis............                                   $ 307,444      $ 243,613
Long lived assets not allocated to segments.............                                           6              -
Deferred debt issue costs not allocated to segments.....                                       1,672            527
                                                                                           ---------      ---------
                                                                                           $ 309,122      $ 244,140
                                                                                           =========      =========

No clients accounted for more than 10% of the Company's consolidated net revenue for any of the periods covered by these financial statements.

10.      CONTINGENCIES

From time to time the Company is subject to claims, suits and administrative proceedings arising in the ordinary course of business. It does not expect that any of the claims suits or proceedings of which it has been notified will have a material adverse effect upon its operations, liquidity or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the corresponding section of our Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on February 18, 2003 and our Form 8-K/A filed with the Securities and Exchange Commission on September 25, 2003, respectively.

The information set forth and discussed below for the quarters and nine months ended September 30, 2003 and September 30, 2002 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) which the Company's management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. The Company's results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We were highly leveraged from the time of our management buyout in 1999 through to the time of the completion of our initial public offering on July 3, 2002. We also incurred additional debt in connection with our acquisition of ClinTrials in 2001. Our interest expense has therefore been high in relation to our income before taxes. We believe that, because of the size of our interest expense during the period preceding the completion of our initial public offering, our income from operations (i.e. before interest income and interest expenses) is a better measure of the past performance of our businesses than income (or loss) before income taxes or net income.

On July 29, 2003 we acquired PharmaResearch Corporation in an all-cash transaction. We recorded an aggregate acquisition cost for PharmaResearch of $43.9 million, consisting of a purchase price of $37.1 million net of cash acquired, acquisition costs of approximately $0.7 million and $6.1 million in respect of cash acquired and other changes in working capital. The results of operations of PharmaResearch are included in our consolidated statement of operations with effect from July 29, 2003. The acquisition was financed through a new $150.0 million syndicated bank credit facility arranged by Wachovia Bank N.A. Funds drawn down under the new credit facility were also used to repay all bank borrowings under our prior bank credit facility, which had been arranged at the time of our initial public offering in July 2002.

We operate in two segments for financial reporting purposes: pre-clinical and clinical. The following table shows a summary of our financial performance for the quarter ended and nine months September 30, 2003 compared with the corresponding periods in 2002.

                                                     QUARTER          QUARTER         NINE MONTHS      NINE MONTHS
                                                      ENDED            ENDED             ENDED            ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                      2003             2002              2003             2002
                                                  -------------    -------------     -------------    -------------
                                                                       (DOLLARS IN THOUSANDS)
                                                                             (UNAUDITED)
NET SERVICE REVENUE:
Pre-clinical....................................    $  41,590        $  35,236         $ 120,150        $ 106,082
Clinical........................................       28,981           20,687            75,140           58,553
                                                    ---------        ---------         ---------        ---------
                                                       70,571           55,923           195,290          164,635
                                                    ---------        ---------         ---------        ---------
DIRECT COSTS EXCLUDING DEPRECIATION:
Pre-clinical....................................      (19,783)         (15,906)          (55,883)         (47,327)
Clinical........................................      (17,589)         (11,874)          (44,846)         (34,650)
                                                    ---------        ---------         ---------        ---------
                                                      (37,372)         (27,780)         (100,729)         (81,977)
                                                    ---------        ---------         ---------        ---------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Pre-clinical....................................       (7,847)          (6,390)          (24,412)         (20,419)
Clinical........................................       (7,427)          (5,439)          (20,138)         (16,215)
Corporate overhead:
Compensation expense in respect of amendment
  and exercise of stock options and management
  equity incentives.............................            -                -                 -          (53,020)
Stamp duty arising on change of ultimate
  parent company................................            -                -                 -           (1,545)
Share offering expenses ........................            -                -              (658)               -
Restructuring costs arising from business
  acquisitions..................................         (798)               -              (798)               -
Other selling, general and administrative
  expenses......................................       (1,986)          (1,930)           (5,864)          (4,899)
                                                    ---------        ---------         ---------        ---------
                                                      (18,058)         (13,759)          (51,870)         (96,098)
                                                    ---------        ---------         ---------        ---------
DEPRECIATION:
Pre-clinical....................................       (2,292)          (2,101)           (7,199)          (5,759)
Clinical........................................         (753)            (588)           (1,884)          (1,751)
                                                    ---------        ---------         ---------        ---------
                                                       (3,045)          (2,689)           (9,083)          (7,510)
                                                    ---------        ---------         ---------        ---------
AMORTIZATION OF INTANGIBLES:
Pre-clinical....................................            -                -                 -                -
Clinical........................................         (232)               -              (232)               -
                                                    ---------        ---------         ---------        ---------
                                                         (232)               -              (232)               -
                                                    ---------        ---------         ---------        ---------
   INCOME (LOSS) FROM OPERATIONS:
   Pre-clinical.................................       11,668           10,839            32,656           32,577
   Clinical.....................................        2,980            2,786             8,040            5,937
   Corporate overhead including compensation
     expense, stamp duty, share offering
     expenses, restructuring and other
     selling, general and administrative
     expenses...................................       (2,784)          (1,930)           (7,320)         (59,464)
                                                    ---------        ---------         ---------        ---------
                                                       11,864           11,695            33,376          (20,950)
Interest expense, net including write off of
   deferred debt issue and other costs..........       (1,073)          (2,937)           (2,888)         (11,954)
                                                    ---------        ---------         ---------        ---------
   INCOME (LOSS) BEFORE INCOME TAXES............       10,791            8,758            30,488          (32,904)
Provision for income taxes......................       (1,227)          (1,419)           (3,388)          (4,508)
                                                    ---------        ---------         ---------        ---------
NET INCOME (LOSS)...............................    $   9,564        $   7,339         $  27,100        $ (37,412)
                                                    =========        =========         =========        =========

The following table summarizes the above results of operations as a percentage of net service revenue:

                                                     QUARTER          QUARTER         NINE MONTHS      NINE MONTHS
                                                      ENDED            ENDED             ENDED            ENDED
                                                   SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                       2003              2002             2003             2002
                                                   -------------    -------------     -------------    -------------
                                                                            (UNAUDITED)
NET SERVICE REVENUE:
Pre-clinical.................................         100.0%           100.0%            100.0%           100.0%
Clinical.....................................         100.0%           100.0%            100.0%           100.0%
Total........................................         100.0%           100.0%            100.0%           100.0%

DIRECT COSTS EXCLUDING DEPRECIATION:
Pre-clinical.................................          47.6%            45.1%             46.5%            44.6%
Clinical                                               60.7%            57.4%             59.7%            59.2%
TOTAL........................................          53.0%            49.7%             51.6%            49.8%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Pre-clinical.................................          18.9%            18.1%             20.3%            19.2%
Clinical.....................................          25.6%            26.3%             26.8%            27.7%
TOTAL (1)....................................          25.6%            24.6%             26.6%            58.3%

DEPRECIATION:
Pre-clinical.................................           5.5%             6.0%              6.0%             5.4%
Clinical.....................................           2.6%             2.8%              2.5%             3.0%
TOTAL........................................           4.3%             4.8%              4.7%             4.6%

AMORTIZATION OF INTANGIBLES:
Pre-clinical.................................             -                -                 -                -
Clinical.....................................           0.8%               -               0.3%               -
TOTAL........................................           0.3%               -               0.1%               -

   INCOME (LOSS) FROM OPERATIONS:
   Pre-clinical..............................          28.1%            30.8%             27.2%            30.7%
   Clinical..................................          10.3%            13.5%             10.7%            10.1%
   TOTAL (1).................................          16.8%            20.9%             17.1%           (12.7)%

Interest expense, net........................           1.5%             5.3%              1.5%             7.3%

   INCOME (LOSS) BEFORE INCOME TAXES                   15.3%            15.7%             15.6%           (20.0)%

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

EARNINGS CHARGES IN RESPECT OF THE CHANGE IN ULTIMATE PARENT COMPANY AND IN RESPECT OF EQUITY-BASED COMPENSATION

The transactions through which we changed our ultimate parent company, and certain equity-based compensation (including stock options) which had been awarded to our directors, officers and employees before our initial public offering, had several effects that required us to take charges against earnings. These charges comprised:

(i) U.K. National Insurance costs relating to exercise of stock options. We incur U.K. National Insurance costs at the point of exercise of certain stock options that are subject to U.K. National Insurance taxes. The total such expense for the quarter and nine months ended September 30, 2003 was $0.1 million and $0.4 million before income taxes, $0.1 million and $0.3 million net of income taxes.

(ii) A Compensation Charge in Respect of a Change in the Relative Equity Ownership of Certain Members of Management. Under the terms of a management incentive scheme originally put in place at the time of our leveraged buy-out in 1999, management's percentage ownership of the Company's common stock increased as a consequence of the change in our ultimate parent company. In the second quarter of 2002, we recorded a charge for compensation expense equal to the increase in value of the equity ownership position of management resulting from the increase in their percentage ownership of the Company. Based on the initial public offering price of $13 per share, this compensation expense amounted to $29.1 million.

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

RESTRUCTURING AND INTEGRATION EXPENSES

We established a plan at the acquisition date to integrate the operations of PharmaResearch with our existing operations. The actions covered by the integration plan include a headcount reduction of 58 employees (37 employees of PharmaResearch and 21 employees of our company), the relocation of the Morrisville, North Carolina operations of PharmaResearch to our premises in Cary, North Carolina, integration of certain administrative functions between the two businesses, combination of the PharmaResearch operations in London, Paris and Madrid with those of our company and the closure of certain office premises.

In connection with this integration plan we have recorded a provision of $1.8 million that has been reflected in the purchase price allocation and a provision of $0.8 million that is reflected on our consolidated statement of operations in restructuring and integration costs arising from business acquisitions. We implemented the headcount reductions in early September, with 37 former PharmaResearch employees and 21 former Inveresk employees leaving us during September. In many cases, however, severance payments relating to this restructuring were not made until after September 30, 2003. The following amounts have been recorded in respect of the restructuring plan:

                                                                                                           LEASE
                                    SEVERANCE AND RELATED COSTS              OTHER COSTS               TERMINATION AND
                                    ---------------------------   --------------------------------      ABANDONMENT
                                    PHARMARESEARCH     INVERESK       PHARMARESEARCH      INVERESK         COSTS
                                    --------------     --------       --------------      --------         -----
                                                                  (DOLLARS IN THOUSANDS)
Amount established at
  acquisition....................       $1,216          $  587           $  355            $  211          $  259
Utilized from July 29, 2003
  to September 30, 2003..........         (743)           (201)               -               (86)              -
                                        ------          ------           ------            ------          ------
BALANCE AT SEPTEMBER 30, 2003..         $  473          $  386           $  355            $  125          $  259
                                        ======          ======           ======            ======          ======

EXCHANGE RATE FLUCTUATIONS

Our condensed consolidated financial statements are prepared in U.S. dollars. Our principal businesses are based in the United States, the U.K. and Canada. Our U.K. and Canadian operations record their transactions in local currencies. Accordingly, fluctuations in the pound sterling and Canadian dollar exchange rates will impact the results of operations reported in U.S. dollars. The results of our non-U.S. operations have been translated from pounds sterling and Canadian dollars using the following average exchange rates:

                                                                                      U.S. DOLLARS     U.S. DOLLARS
                                                                                       PER POUND       PER CANADIAN
                                                                                        STERLING          DOLLAR
                                                                                      ------------     ------------
Quarter ended September 30, 2003..............................................           1.6098            0.7251
Quarter ended September 30, 2002..............................................           1.5461            0.6401
Nine months ended September 30, 2003..........................................           1.6104            0.7014
Nine months ended September 30, 2002..........................................           1.4804            0.6372
                                                                                         ------            ------

The following table sets forth the percentage of our net service revenue arising in the U.K. and Canada:

                                                                                           U.K.            CANADA
                                                                                           ----            ------
Quarter ended September 30, 2003..............................................             44%               34%
Quarter ended September 30, 2002..............................................             46%               37%
Nine months ended September 30, 2003..........................................             46%               36%
Nine months ended September 30, 2002..........................................             45%               39%
                                                                                           --                --

Our Canadian business invoices a significant proportion of its revenues in U.S. dollars, although its costs are largely payable in Canadian dollars. This can result in transaction exchange gains or losses that are reflected in its statement of operations. The foreign currency gains or losses recognized in the statement of operations and included in "Selling, general and administrative expenses" were a gain of $0.2 million and a loss of $1.7 million for the quarter ended and nine months September 30, 2003 and a gain of $0.6 million and a loss of $0.2 million for the quarter ended and nine months ended September 30, 2002.

For ease of comparison and because we are a global business, we provide revenue growth information based on constant dollar exchange rates as well as based on actual exchange rates.

RESULTS OF OPERATIONS

THIRD QUARTER 2003 COMPARED WITH THIRD QUARTER 2002

NET SERVICE REVENUE. Net service revenue in the third quarter of 2003 was $70.6 million, an increase of $14.6 million or 26% over third quarter 2002 net service revenue of $55.9 million.

Pre-clinical. Net service revenue in the third quarter of 2003 was $41.6 million, an increase of $6.4 million or 18% over revenues of $35.2 million in the third quarter of 2002. At constant dollar exchange rates, net service revenue in our pre-clinical segment would have increased by 8% in the third quarter of 2003 compared with 2002. In our North American pre-clinical operations, the levels of inquiries from clients and of new business signings remain strong; however, slow or delayed decisions by clients to commit to studies adversely impacted the rate of growth of our third quarter revenues. A change in business mix also impacted revenues in the third quarter. Consequently, our North American pre-clinical operations recorded year-on-year growth, assuming a constant dollar exchange rate, of 3% in the third quarter. As reported, based on actual exchange rates, net service revenue at our North American pre-clinical operations increased by 17% in the third quarter of 2003 compared with the corresponding period in 2002. In Europe, our pre-clinical operations continued to experience strong demand for their services during the third quarter, including both safety evaluation services and laboratory sciences services. Room occupancy rates at our testing facilities remain high and continue to benefit from a favorable mix of business in these operations. As a consequence, our European pre-clinical operations experienced significant year-on-year growth, which at constant dollar exchange rates would have been 15% in the third quarter. As reported, based on actual exchange rates, net service revenues in our European pre-clinical operations increased by 20% in the third quarter of 2003 compared with the corresponding period in 2002.

Clinical. Net service revenue in the third quarter of 2003 was $29.0 million, an increase of $8.3 million or 40% over revenues of $20.7 million in the third quarter of 2002. Our Phase I clinical operations experienced 24% growth in net service revenue, or 19% at constant dollar exchange rates, reflecting continued strength in the underlying performance of our Phase I clinic compared with the same period in 2002. At constant dollar exchange rates, net service revenue in our Phase II-IV clinical trials operations would have increased by 43% in the third quarter of 2003 compared with the corresponding period in 2002. Almost all of this increase is attributable to the acquisition of PharmaResearch on July 29, 2003. The key steps in the integration of PharmaResearch are now complete, and consequently it will not be meaningful in the future to present separate financial information about the operations of PharmaResearch.

DIRECT COSTS EXCLUDING DEPRECIATION. In the third quarter of 2003, direct costs excluding depreciation totaled $37.4 million, an increase of $9.6 million or 35% from $27.8 million in the third quarter of 2002. Direct costs excluding depreciation were 53% of net service revenue in the third quarter of 2003 compared with 50% in the third quarter of 2002, largely reflecting the increase in the percentage of net service revenues in our clinical business as a result of our acquisition of PharmaResearch and, as explained below, the decline in the operating margins of our pre-clinical business during the third quarter of 2003.

Pre-clinical. Direct costs excluding depreciation in the third quarter of 2003 were $19.8 million, an increase of $3.9 million or 24% over costs of $15.9 million in the third quarter of 2002. In the third quarter of 2003, direct costs excluding depreciation were 48% of net service revenue, compared with 45% in the third quarter of 2002. This increase is attributable primarily to continued adverse movements in exchange rates, particularly having an impact on our North American pre-clinical operations. A majority of the revenues in our North American operations are invoiced in U.S. dollars whereas the costs incurred by this operation are almost entirely denominated in Canadian dollars. Compared with the corresponding quarter in 2002, the Canadian dollar has appreciated by more than 13% against the U.S. dollar.

Clinical. Direct costs excluding depreciation in the third quarter of 2003 were $17.6 million, an increase of $5.7 million or 48% over costs of $11.9 million in the third quarter of 2002. In the third quarter of 2003 direct costs excluding depreciation were 61% of net service revenues compared with 57% in the third quarter of 2002. The increase is mainly due to the results of the acquired PharmaResearch business where historically direct costs excluding depreciation as a percentage of net service revenues have been significantly higher than in our other clinical businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the third quarter of 2003, selling, general and administrative expenses totaled $18.1 million, an increase of $4.3 million or 31% from $13.8 million in the third quarter of 2002. In the third quarter of 2003, selling, general and administrative expenses included $0.8 million of restructuring and integration costs related to the acquisition of PharmaResearch and represented 26% of net service revenue, compared with 25% in the third quarter of 2002.

Pre-clinical. Selling, general and administrative costs in the third quarter of 2003 were $7.8 million, an increase of $1.5 million or 23% from $6.4 million in the third quarter of 2002. Selling, general and administrative costs were 19% of net service revenue in the third quarter of 2003, compared with 18% in the third quarter of 2002. Selling, general and administrative costs included currency exchange gains of $0.4 million in the third quarter of 2003 compared with currency exchange gains of $0.5 million in the corresponding period during 2002.

Clinical. Selling, general and administrative costs in the third quarter of 2003 were $7.4 million, an increase of $2.0 million or 37% from $5.4 million in the third quarter of 2002. Selling, general and administrative costs were 26% of net service revenue in the third quarter of 2003 compared with 26% in the third quarter of 2002.

Corporate overhead. Corporate overhead amounted to $2.8 million, an increase of $0.9 million or 44% from $1.9 million in the third quarter of 2002. Corporate overhead in the third quarter of 2003 includes $0.8 million of restructuring and integration costs incurred following our acquisition of PharmaResearch.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles in the third quarter of 2003 amounted to $0.2 million or 1% of net service revenues. It arises in the clinical business where, following the acquisition of PharmaResearch, we have valued the customer contracts at acquisition at $2.8 million. This amount will be amortized over a two-year period commencing July 30, 2003.

INCOME FROM OPERATIONS. In the third quarter of 2003, income from operations amounted to $11.9 million or 17% of net service revenue. Income from operations in the third quarter of 2002 amounted to $11.7 million or 21% of net service revenue. Overall this reduction in the percentage of net service revenue accounted for by income from operations is attributable to the reduced operating margins in our pre-clinical operations, the greater proportion of net service revenue accounted for by our clinical operations as a result of our acquisition of PharmaResearch and charges associated with the integration of the former PharmaResearch operations.

Pre-clinical. Income from operations increased to $11.7 million in the third quarter of 2003 compared with $10.8 million in the corresponding period during 2002 for the reasons set forth above.

Clinical. Income from operations was $3.0 million in the third quarter of 2003 compared with $2.8 million in the corresponding period during 2002 for the reasons set forth above.

INTEREST EXPENSE, NET, INCLUDING WRITE-OFF OF DEFERRED DEBT AND OTHER COSTS. Interest expense in the third quarter of 2003 was $1.1 million, a decrease of $1.9 million or 63% from $2.9 million in the corresponding period during 2002. In the third quarter of 2003 interest expense included $0.8 million of net interest and amortization of deferred debt costs on our bank credit facilities and a gain of $0.4 million on the mark-to-market revaluation of the interest rate swaps we entered into during the third quarter of 2002. It also included $0.7 million relating to the write-off of deferred debt issue and other costs on our former bank credit facilities. The interest expense of $2.9 million in the third quarter of 2002 included $0.6 million of net interest and amortization of deferred debt costs on our bank credit facilities, $0.3 million of interest expense relating to our pre-IPO debt and termination of the hedges associated with our pre-IPO bank credit facilities and a $2.0 million write-off of deferred debt costs relating to the bank credit facilities we replaced at the time of our IPO.

PROVISION FOR INCOME TAXES. Provision for income taxes was $1.2 million or 11% of income before taxes in the third quarter of 2003. U.K. and Canadian research and development tax credits reduced the provision for income taxes by $1.7 million or 15% of income before taxes. We recorded a reduction in tax expense amounting to $0.3 million in the third quarter of 2003 in respect of gains made in 2003 by our U.K. employees on exercise of stock options. In addition, the 2003 Canadian Federal tax rate is 2% lower than in 2002. The tax charge in the third quarter of 2002 was $1.4 million or 16% of income before taxes. U.K. and Canadian research and development tax credits reduced the provision for income taxes by $1.6 million or 15% of income before taxes.

FIRST NINE MONTHS OF 2003 COMPARED WITH FIRST NINE MONTHS OF 2002

NET SERVICE REVENUE. Net service revenue in the first nine months of 2003 was $195.3 million, an increase of $30.7 million or 19% over first nine months 2002 net service revenue of $164.6 million.

Pre-clinical. Net service revenue in the first nine months of 2003 was $120.2 million, an increase of $14.1 million or 13% over revenues of $106.1 million in the corresponding period during 2002. At constant dollar exchange rates, net service revenue in the pre-clinical segment would have increased by 3% in the first nine months of 2003 compared with 2002. In North America, our pre-clinical operations experienced some volatility in business flow in short-term toxicology work in the first quarter of 2003, resulting in an unusually high level of project delays. The impact of this was largely reversed in the second quarter of 2003 when the North American operations recorded net service revenue 24% higher than that recorded in the first quarter of 2003. Slow or delayed decisions by its clients and an unfavorable change in business mix also impacted the revenues of our North American pre-clinical operations in the third quarter. Consequently the net service revenue for our North American pre-clinical operations decreased year-on-year by 1%, assuming a constant dollar exchange rate, in the first nine months of 2003 compared with the corresponding period in 2002. As reported, based on actual exchange rates, net service revenue for our North American pre-clinical operations increased by 9% in the first nine months of 2003 compared with the corresponding period in 2002. In Europe, our pre-clinical operations continued to experience strong demand for its services during the first nine months of 2003, both for its safety evaluation services and its laboratory sciences services. Room occupancy rates have remained high throughout this period during the first nine months of 2003, and we have continued to benefit from a favorable mix of business in these operations. As a consequence, our European pre-clinical operations experienced year-on-year growth that at constant dollar exchange rates would have been 10% in the first nine months of 2003 compared with the corresponding period in 2002. As reported, based on actual exchange rates, net service revenue at our European pre-clinical operations increased by 20% in the first nine months of 2003 compared with the corresponding period in 2002.

Clinical. Net service revenue in the first nine months of 2003 was $75.1 million, an increase of $16.6 million or 28% over revenues of $58.6 million in the corresponding period during 2002. Assuming constant dollar exchange rates, net service revenue in the clinical segment increased by 23% in the first nine months of 2003 compared with 2002. The Phase II-IV business experienced a 28% increase in net service revenue, attributable largely to the acquisition of PharmaResearch on July 29, 2003 and to higher activity levels in our other Phase II-IV clinical businesses. Key steps in the integration of the PharmaResearch acquisition are now complete. Consequently it is not meaningful to report the revenues of this business separately. Additionally, our Phase I clinical operations recorded year-on-year growth of 18% in the first nine months of 2003, assuming constant dollar exchange rates.

DIRECT COSTS EXCLUDING DEPRECIATION. In the first nine months of 2003, direct costs excluding depreciation totaled $100.7 million, an increase of $18.8 million or 23% from $82.0 million in the first nine months of 2002. Direct costs excluding depreciation were 52% of net service revenue in the first nine months of 2003 compared with 50% in the corresponding period during 2002.

Pre-clinical. Direct costs excluding depreciation in the first nine months of 2003 were $55.9 million, an increase of $8.6 million or 18% over costs of $47.3 million in the first nine months of 2002. In the first nine months of 2003, direct costs excluding depreciation were 47% of net service revenue, compared with 45% in the corresponding period during 2002. This increase is attributable primarily to continued adverse movements in exchange rates, particularly having an impact on our North American pre-clinical operations. A majority of the revenues in our North American operations are invoiced in U.S. dollars whereas the costs incurred by these operations are almost entirely denominated in Canadian dollars. Compared with the corresponding period in 2002, the Canadian dollar has appreciated by more than 10% compared with the U.S. dollar in the first nine months of 2003.

Clinical. Direct costs excluding depreciation in the first nine months of 2003 were $44.8 million, an increase of $10.2 million, or 29% over costs of $34.7 million in the first nine months of 2002. In the first nine months of 2003 direct costs excluding depreciation were 60% of net service revenue compared to 59% in the first nine months of 2002. The increase is mainly due to the results of the acquired PharmaResearch business where historically direct costs excluding depreciation as a percentage of net service revenue have been significantly higher than in the equivalent Inveresk businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the first nine months of 2003 selling, general and administrative expenses totaled $51.9 million, a decrease of $44.2 million, or 46% from $96.1 million in the corresponding period during 2002. Selling, general and administrative expenses in the first nine months of 2003 included an expense of $0.7 million relating to our withdrawn share offering in the first quarter and $0.8 million of restructuring and integration costs related to the acquisition of PharmaResearch. Our selling, general and administrative expenses in the first nine months of 2002 included compensation charges of $53.0 million in respect of share options and management equity incentives as well as a $1.5 million charge for stamp duty taxes on the change of our ultimate parent company immediately prior to our initial public offering. Excluding these charges, selling general and administrative expenses represented 26% of net service revenue in the first nine months of 2003, compared with 25% in the first nine months of 2002. This increase is mainly attributable to the impact of foreign exchange losses in the pre-clinical operations during the first nine months of 2003.

Pre-clinical. Selling, general and administrative costs in the first nine months of 2003 were $24.4 million, an increase of $4.0 million or 20% from $20.4 million in the first nine months of 2002. Selling, general and administrative costs were 20% of net service revenue in the first nine months of 2003, compared to 19% in the corresponding period during 2002. This increase in selling, general and administrative costs as a percentage of net service revenue in the first nine months of 2003 is attributable primarily to exchange losses during the period totaling $1.5 million compared to exchange losses of $0.2 million in the first nine months of 2002.

Clinical. Selling, general and administrative costs in the first nine months of 2003 were $20.1 million, an increase of $3.9 million or 24% from $16.2 million in the first nine months of 2002. Selling, general and administrative costs were 27% of net service revenue in the first nine months of 2003 compared to 28% in the corresponding period during 2002. This increase is attributable primarily to the acquisition of PharmaResearch in July 2003, offset by increased efficiencies in our clinical businesses.

Corporate overhead. Corporate overhead amounted to $7.3 million, a decrease of $52.1 million or 88% over $59.5 million in the corresponding period during 2002. Corporate overhead in the first nine months of 2003 included an expense of $0.7 million relating to our withdrawn share offering in the first quarter of 2003 and $0.8 million of restructuring and integration costs incurred following our acquisition of PharmaResearch. Other corporate overhead in the first nine months of 2002 amounted to $5.9 million. Corporate overhead in the first nine months of 2002 included a compensation charge of $23.9 million in respect of share options, a compensation charge of $29.1 million in respect of management equity incentives and a charge of $1.5 million relating to stamp duty taxes payable on the change of our ultimate parent company immediately prior to our initial public offering. Excluding these charges, corporate expenses in the first nine months of 2003 amounted to $5.8 million, compared with $4.9 million during the corresponding period in 2002. This increase is due primarily to additional costs associated with the corporate governance and other regulatory costs of a publicly listed company.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles in the first nine months of 2003 amounted to $0.2 million. It arises in the clinical business segment where, following our acquisition of PharmaResearch, we have valued the customer contracts at acquisition at $2.8 million. This amount is being amortized over a two-year period from July 30, 2003.

INCOME FROM OPERATIONS. In the first nine months of 2003 income from operations amounted to $33.4 million, or 17% of net service revenue. Excluding share offering expenses, restructuring and integration related to our acquisition of PharmaResearch and the foreign exchange losses referred to above, income from operations amounted to $36.6 million or 19% of net service revenue. Loss from operations in the first nine months of 2002 amounted to $21.0 million, or 13% of net service revenue after deducting the compensation charges and stamp duty costs of $54.6 million referred to above. Excluding these compensation charges and stamp duty costs, income from operations in the first nine months of 2002 amounted to $33.6 million or 20% of net service revenue.

Pre-clinical. Income from operations was $32.6 million in the first nine months of 2003 compared with $32.6 million in the corresponding period during 2002 for the reasons set forth above.

Clinical. Income from operations was $8.0 million in the first nine months of 2003 compared with $5.9 million in the corresponding period during 2002 for the reasons set forth above.

INTEREST EXPENSE, NET, INCLUDING WRITE-OFF OF DEFERRED DEBT AND OTHER COSTS. Our interest expense in the first nine months of 2003 was $2.9 million, a reduction of $9.1 million or 76% from $12.0 million in the corresponding period during 2002. In the first nine months of 2003 our interest expense included $2.1 million of net interest and amortization of deferred debt costs on our bank facilities and cash resources, a charge of $0.1 million arising from the mark-to-market revaluation of the interest rate swaps we entered into during the third quarter of 2002 and an expense of $0.7 million relating to the write-off of deferred debt issue and other costs on bank facilities replaced when we acquired PharmaResearch. The interest expense of $12.0 million in the first nine months of 2002 included an expense of $9.0 million for the first half of 2002 that reflected our capital structure prior to our initial public offering. It also included an expense of $2.0 million relating to the write-off of deferred debt issue costs on the bank facilities we replaced at the time of our initial public offering in July 2002 and an interest expense incurred in the third quarter of 2002 of $0.9 million that included $0.6 million of net interest and amortization of deferred debt costs on our bank facilities and cash resources and $0.3 million of interest expense relating to our pre-IPO debt and termination of the hedges associated with the pre-IPO bank debt.

PROVISION FOR INCOME TAXES. Provision for income taxes was $3.4 million or 11% of income before taxes in the first nine months of 2003. U.K. and Canadian research and development tax credits reduced the provision for income taxes by $5.2 million or 17% of income before taxes. U.K. research and development tax credits were introduced in 2002, and came into effect from April 1, 2002. We recorded a reduction in tax expense amounting to $1.1 million or 4% of income before taxes in the first nine months of 2003 in respect of gains made in 2003 by our U.K. employees on exercise of stock options. In addition, the 2003 Canadian Federal tax rate is 2% lower than in 2002. The tax charge in the first nine months of 2002 was $4.5 million on a loss before income taxes of $32.9 million. The tax charge in 2002 was reduced by $3.8 million of research and development tax credits and represented 21% of income before taxes after adding back the non-deductible expense of $54.6 million relating to the compensation charges and stamp duty expense.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents totaled $22.7 million at September 30, 2003 compared with $19.9 million at December 31, 2002. Our principal sources of liquidity are cash flow from operations and borrowings under our credit facilities.

At September 30, 2003, our bank credit facility provided us with aggregate availability of up to $148.1 million through $73.1 million of term loans in U.S. dollars and up to $75.0 million of multi-currency revolving loans. At September 30, 2003, we had drawn $88.1 million in term and in revolving loans under the facility. Of that amount, $73.1 million had been drawn as a five year term loan with repayments due quarterly until June 30, 2008, and $15.0 million was drawn pursuant to the multi-currency revolver portion of the facility. The $15.0 million drawn under the revolver is repayable on or prior to June 30, 2006. The facility bears interest at rates between LIBOR plus 1.25% and LIBOR plus 2.00% depending upon the ratio of EBITDA to borrowings. The initial borrowings bear interest at LIBOR plus 1.75%. We have limited our exposure to interest rate fluctuations on the loans drawn under this facility by retaining, with minor modifications to conform to the terms of our new bank credit facility, the interest rate swaps entered into previously in connection with our former bank credit facility. Our bank credit facility subjects us to significant affirmative, negative and financial covenants, is guaranteed by us and our significant subsidiaries and is secured by liens on substantially all of our assets and pledges of the shares of our subsidiaries.

Working capital balances which arise from our contracts with customers comprise accounts receivable, unbilled receivables and advance billings. A summary of these balances at September 30, 2003, June 30, 2003, March 31, 2003, December 31, 2002 and September 30, 2002, together with the number of days billings that they represent is set forth below.

                         SEPTEMBER 30, 2003     JUNE 30, 2003        MARCH 31, 2003      DECEMBER 31, 2002    SEPTEMBER 30, 2002
                        -------------------   -------------------  -------------------   -------------------  -------------------
                                    NO. OF                NO. OF               NO. OF                NO. OF               NO. OF
                        BALANCE    DAYS NET   BALANCE    DAYS NET   BALANCE   DAYS NET   BALANCE    DAYS NET   BALANCE   DAYS NET
                        ($'000S)   REVENUE    ($'000S)   REVENUE   ($'000S)   REVENUE    ($'000S)   REVENUE   ($'000S)   REVENUE
                        --------   -------    --------   -------   --------   -------    --------   -------   --------   -------
Accounts
receivable....          $ 45,012      62      $ 36,428      53      $ 36,289     57      $ 39,266      64      $ 34,184     57

Unbilled
receivables...            26,144      36        25,643      37        24,371     38        20,706      34        23,679     39
                        --------     ---      --------     ---      --------    ---      --------     ---      --------    ---
Sub total.....            71,156      98        62,071      90        60,660     95        59,972      98        57,863     96

Advance
billings......           (48,266)    (67)      (40,840)    (59)      (40,625)   (64)      (41,415)    (68)      (36,734)   (61)
                        --------     ---      --------     ---      --------    ---      --------     ---      --------    ---
                        $ 22,890      31      $ 21,231      31      $ 20,035     31      $ 18,557      30      $ 21,129     35
                        ========     ===      ========     ===      ========    ===      ========     ===      ========    ===

The impact of the above balances on our cash flow from operations in the first three quarters of 2003 as well as the last two quarters of 2002 after adjusting for the balances acquired with PharmaResearch, was as follows:

                                                              QUARTER          QUARTER      QUARTER       QUARTER       QUARTER
                                                               ENDED            ENDED        ENDED         ENDED         ENDED
                                                           SEPTEMBER 30,       JUNE 30,    MARCH 31,    DECEMBER 31,  SEPTEMBER 30,
                                                               2003              2003        2003           2002           2002
                                                           -------------       --------    ---------    ------------  -------------
                                                                                   (DOLLARS IN THOUSANDS)
Cash inflow (outflow)..................................
Accounts receivable including unbilled receivables.....       $ 2,884          $(1,411)     $  (688)      $(2,109)       $  (186)
Advance billings.......................................        (2,806)             215         (790)        4,681          3,078
                                                              -------          -------      -------       -------        -------
                                                              $    78          $(1,196)     $ 1,478       $ 2,572        $ 2,892
                                                              =======          =======      =======       =======        =======

The cash generated by operating activities was $32.8 million in the first nine months of 2003, and $29.8 million in 2002 after paying $21.5 million of accumulated interest on our 10% unsecured subordinated loan stock due 2008 following our initial public offering. When compared with this, the cash flows relating to working capital movements are not a major factor affecting liquidity.

During the twelve months from October 1, 2003 to September 30, 2004 we are scheduled to make repayments of $7.5 million of principal indebtedness under our bank credit facility. We anticipate that our operating cash flow, together with available borrowings under our 2003 bank credit facility and the net proceeds we receive from any offerings, will be sufficient to meet our anticipated future operating expenses, capital expenditures (including our planned expansions at our pre-clinical facilities) and debt service obligations as they become due over the next twelve months. Our corporate strategy of seeking continued growth contemplates the possibility of growth through acquisitions of other businesses, should appropriate opportunities become available. If we decide to seek to acquire other businesses, we expect to fund these acquisitions from existing cash resources, through additional borrowings and, possibly, with the proceeds of sales of our capital stock. We also may pursue acquisitions in which the consideration we pay takes the form of our capital stock.

THIRD QUARTER 2003 COMPARED WITH THIRD QUARTER 2002

Cash flow from operations in the third quarter of 2003 was $15.8 million compared to a cash outflow of $1.1 million in the third quarter of 2002 after paying $17.6 million of accumulated interest on the 10% unsecured subordinated loan stock due 2008 following the completion of our initial public offering. Capital expenditures were $9.5 million compared to $3.3 million in 2002. The increase is mainly attributable to our pre-clinical operations in Canada where capital expenditure amounted to $4.8 million in the third quarter of 2003 compared to $1.2 million in the third quarter of 2002. The next phase of the expansion of our facilities in North America has been approved and has commenced in the third quarter. We are also expanding our U.K. pre-clinical operations where capital expenditure amounting to $2.4 million in the third quarter of 2003 was $0.7 million more than the prior year. In addition we are investing in our systems in the clinical business and capital expenditure in clinical amounted to $2.4 million in the third quarter of 2003 compared to $0.4 million in the third quarter of 2002.

In the third quarter of 2003 the net cash outflow in respect of the acquisition of PharmaResearch was $35.9 million. This comprised the acquisition price of $43.9 million less cash acquired of $6.0 million less the element of the purchase price and acquisition costs outstanding at September 30, 2003 which together amount to $2.0 million. We also repaid $57.5 million of borrowings under our former bank credit facilities in the third quarter of 2003 and drew down net new borrowings under the new $150 million facility amounting to $88.1 million. In the third quarter of 2002 we repaid $91.1 million of bank debt as well as $109.8 million of 10% unsecured subordinated loan stock due 2008 excluding accrued interest. This comprised all of the debt under the bank facilities in place prior to our initial public offering and all of the 10% unsecured subordinated loan stock due 2008, apart from withholding taxes of $3.8 million payable on the loan stock interest. We also received IPO proceeds of $138.0 million net of expenses and drew down bank borrowings of $69.4 million, net of expenses under the bank credit facility arranged at the time of our initial public offering. As a consequence, the net cash inflow from financing activities was $6.5 million in the third quarter of 2002.

FIRST NINE MONTHS OF 2003 COMPARED WITH FIRST NINE MONTHS OF 2002

Cash flow from operations in the first nine months of 2003 was $32.8 million compared to $17.4 million in the first nine months of 2002 after paying $17.6 million of accumulated interest on the 10% unsecured subordinated loan stock due 2008 following the completion of our initial public offering. Our capital expenditures were $18.0 million compared to $16.1 million in 2002. There was a decrease in expenditure at our pre-clinical operations in Canada where capital expenditure amounted to $8.0 million in the first nine months of 2003 compared to $11.5 million in the first nine months of 2002. The decrease in capital expenditure arose because the first stage of the expansion in our Canadian pre-clinical operations was completed in December 2002 and the next phase of expansion at these facilities has only recently commenced. We are also expanding our U.K. pre-clinical operations where capital expenditure amounting to $6.8 million in the first nine months of 2003 was $2.8 million more than in the comparable period in 2002. In addition we are investing in our systems in the clinical business and capital expenditure in clinical amounted to $3.2 million in the first nine months of 2003 compared to $0.6 million in the first nine months of 2002.

In the first nine months of 2003 the net cash outflow in respect of the acquisition of PharmaResearch was $35.9 million. This comprised the acquisition price of $43.9 million less cash acquired of $6.0 million less the element of the purchase price and acquisition costs outstanding at September 30, 2003 which together amount to $2.0 million. We also repaid $67.5 million of borrowings under our former bank credit facilities and drew down net new borrowings under the new $150 million facility amounting to $88.1 million. In the first nine months of 2002 we repaid $94.8 million of bank debt as well as $109.8 million of 10% unsecured subordinated loan stock due 2008 excluding accrued interest. This comprised all of the debt under the bank facilities in place prior to our initial public offering and all of the 10% unsecured subordinated loan stock due 2008, apart from withholding taxes of $3.8 million payable on the loan stock interest. We also received initial public offering proceeds of $138.0 million net of expenses and drew down bank borrowings of $69.4 million, net of expenses under the bank credit facility arranged at the time of our initial public offering. We received $0.1 million in respect of the exercise of share options. As a consequence, the net cash inflow from financing activities was $2.8 million in the first nine months of 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued FAS 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The principal change reflected in these pronouncements is that gains or losses from extinguishment of debt which were classified as extraordinary items by FAS 4 are no longer classified as such. The Company adopted FAS 145 on January 1, 2003. This resulted in the extraordinary items of $1.6 million (being $2.0 million before taxes and $0.4 million of income taxes) in the third quarter of 2002, being reclassified to the interest expense and income taxes captions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates and foreign currency exchange rates.

Our primary interest rate exposure is in respect of future changes in the LIBOR or base rates that are used to determine the amounts of interest we are required to pay on borrowings under our bank credit facility. The outstanding indebtedness under our bank credit facility, which was incurred in July 2003 to finance the acquisition of PharmaResearch and to repay the outstanding borrowings under our previous credit facility, bears interest at a rate equal to LIBOR plus a margin of between 1.25% and 2.00%. That margin is set each quarter based on specified financial ratio tests. The initial borrowings under our 2003 bank credit facility bear interest at LIBOR plus 1.75%.

In the third quarter of 2002 we cancelled the interest rate hedges we had used to hedge the interest exposure on our bank borrowings before our initial public offering. We subsequently entered into two new interest rate swap arrangements to hedge the interest rate exposure on our bank borrowings. The first arrangement is an interest rate swap with a notional amount of $50 million, which expires on September 30, 2005. Under this arrangement the LIBOR rate applicable to $50 million of bank debt is fixed at 2.9975%. The second arrangement is an interest rate swap with a notional amount of $10 million, which expires on September 30, 2004. Under this arrangement the LIBOR rate applicable to $10 million of bank debt is fixed at 2.5225%.

After giving effect to these interest rate swaps, at September 30, 2003 we had $28.1 million of bank debt which was exposed to unhedged fluctuations in interest rates. Our potential loss over one year that would result from a hypothetical, instantaneous change of 100 basis points in the interest rate on all our variable rate obligations would be approximately $0.3 million.

We have not designated the interest rate swaps as hedges for financial reporting purposes pursuant to FAS 133. As a consequence, we record, through the interest expense category in our statement of operations, any changes in the fair value of the swaps. The fair value of the swaps will fluctuate, mainly as a consequence of changes in market rates of interest. Accordingly, changes in market rates of interest can cause fluctuations in the level of our recorded interest expense from period to period. However, over the term of the swaps, the total LIBOR rates applicable to our bank borrowings will equate to the fixed rates of 2.9975% on $50 million of debt and 2.54% on $10 million of debt as mentioned above.

A significant proportion of the revenues of our Canadian business is earned in U.S. dollars. Accordingly, fluctuations in the U.S. dollar / Canadian dollar exchange rate will give rise to translation exchange gains and losses. These gains and losses arise from the conversion of U.S. dollars to Canadian dollars and the retranslation of cash, accounts receivable and unbilled receivable balances and to a lesser extent accounts payable balances. On September 30, 2003 we entered into a forward contract to sell U.S.$12 million and buy Can$16.2 million on December 31, 2003. This contract will reduce our exposure to exchange gains and losses arising from the retranslation of the above balances during the life of the contract. The amounts of the U.S. dollar denominated balances held by our Canadian subsidiary fluctuate from time to time and based on the balances in the quarter ended September 30, 2003 offset by the effects of the forward contract, we estimate that a hypothetical instantaneous 5% devaluation of the U.S. dollar against the Canadian dollar would give rise to recognition of an exchange loss (which would be included for financial reporting purposes in selling general and administrative expenses) of less than $0.1 million, before income tax effects. On the same basis, we estimate that a hypothetical instantaneous 5% devaluation of the Canadian dollar against the U.S. dollar would give rise to recognition of an exchange gain (which for financial reporting purposes would be netted against and therefore reduce selling, general and administrative expenses) of less than $0.1 million before income tax effects.

Our consolidated financial statements are prepared in U.S. dollars. The functional currency of each of our subsidiaries is the local currency of the country in which the subsidiary is located. Our principal operating subsidiaries are located in the U.K. and Canada and together they accounted for 82% of our net service revenue in the first nine months of 2003. Accordingly, fluctuations in the exchange rates between pounds sterling, Canadian dollars and U.S. dollars will affect the operating results reported by us.

We potentially also would have exposure to foreign currency exchange rate fluctuations in respect of the cash flows received from our foreign affiliates. This risk is mitigated by the fact that their operations are conducted in their respective local currencies, and it is not our intention to repatriate earnings prospectively.

We do not use financial instruments for trading or other speculative purposes.

Our management does not believe that inflation in past years has had a significant impact on our results from operations. Our management believes that, in the event inflation affects our costs in the future, we will offset the effect of inflation and maintain appropriate margins through increased fees.

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

In addition to the above procedures, the Company has introduced an internal audit function and a formal plan is now in place. The internal audit function has been outsourced to one of the big four international accounting firms other than Deloitte & Touche LLP, our external auditors. The internal audit team will report regularly to the Audit Committee and senior management.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their review of the disclosure controls and procedures as of September 30, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has effective disclosure controls and procedures.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the internal controls nor in other factors that could significantly affect these controls subsequent to September 30, 2003.

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

         N/A

ITEM 5. OTHER INFORMATION.

         N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         31.1 - Certification of Walter S. Nimmo, Chief Executive, President and Director Inveresk Research Group, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 - Certification of D. J. Paul E. Cowan, Chief Executive, Chief Financial Officer and Treasurer of Inveresk Research Group, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Walter S. Nimmo, Chief Executive Officer, President and Director Inveresk Research Group, Inc.

         32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by D. J. Paul E. Cowan, Chief Financial Officer and Treasurer of Inveresk Research Group, Inc.

(b)      Reports on Form 8-K.

         We filed a Current Report on Form 8-K, dated July 31, 2003 containing details of the acquisition of the whole of the issued capital stock of PharmaResearch Corporation, a copy of the press release announcing the acquisition, a copy of the merger agreement, a copy of our press release announcing our earnings information for the quarter ended June, 2003, a transcript of a conference call held on July 30, 2003 discussing the results for the quarter ended June 30, 2003 and a slide presentation given on July 30, 2003 with respect to the results for the quarter ended June 30, 2003.

         We filed an amended Current Report on Form 8-K/A on September 25, 2003 containing the historical financial statements of PharmaResearch Corporation, pro forma financial information and other information relating to the acquisition of PharmaResearch Corporation.

         We filed an amendment Current Report on Form 8-K/A on October 30, 2003 containing the consent of Ernst & Young LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : November 7, 2003                   INVERESK RESEARCH GROUP, INC.

                                          By:/S/ D.J. Paul E. Cowan
                                             ----------------------
                                             D.J. Paul E. Cowan
                                             Chief Financial Officer, Treasurer
                                             and Secretary