Form 10-K
period 2003-12-31
INVERESK RESEARCH GROUP INC
filed 2004-02-24
CIK 1169358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-49765

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

Title of Each Class

Common Stock, $0.01 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐          No ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      As of June 30, 2003, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $320.8 million. As of February 17, 2004, there were outstanding 37,889,700 shares of the registrant’s common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the company’s definitive proxy statement relating to its 2004 Annual Stockholders’ Meeting are incorporated herein by reference in Items 9 through 14.

PART I

Item 1.	Business

      Unless otherwise indicated, all references below to “we”, “us” and “our” refer to Inveresk Research Group, Inc, and its consolidated subsidiaries.

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

      Our pre-clinical development business was established over 36 years ago, employs approximately 1,800 people and operates from two principal facilities, one located in Tranent, Scotland and the other in Montreal, Canada. This business segment provides pre-clinical safety and pharmacology evaluation services and laboratory sciences services (including clinical support services). Based upon net service revenue, we estimate that we are the second largest provider of pre-clinical safety evaluation services in the world. Our pre-clinical business has a diverse client base, with no single client representing more than 10% of our net service revenue in 2003 or in 2002. More than 85% of the net service revenue from our pre-clinical business in 2002 and 2003 was generated from repeat clients.

      Our clinical development business was established in 1988 and operates from 15 facilities located across the United States and Europe, employing approximately 1,000 people. This business segment conducts Phase I clinical trials and provides Phase II-IV clinical trials management services (including medical data sciences services and regulatory support). Our 62-bed clinic in Edinburgh, Scotland conducts a wide range of Phase I clinical trials and has completed an average of 11 first-in-man studies annually over the past five years. The global infrastructure of our clinical development business permits us to offer our clients multi-country Phase II-IV clinical trials, as well as smaller single-country projects.

      Our business is not subject to significant seasonal fluctuations although historically, our earnings in the first quarter have tended to be lower than other quarters.

Corporate History; Recent Developments

      Prior to 1999 we operated as a division of SGS Société Générale de Surveillance SA. In September 1999 we were acquired in a management buyout supported by Candover Investments PLC. In April 2001, we acquired ClinTrials Research Inc., a Nasdaq traded company, for $115.1 million, net of cash acquired of $5.7 million. ClinTrials provided drug development services, with significant pre-clinical operations in Canada and clinical operations primarily in the United States and Europe. We subsequently implemented a major restructuring of ClinTrials’ clinical business and, since the time we acquired it, its profitability has improved significantly.

      In July 2002, we completed our initial public offering of 12.0 million shares of common stock, at a price of $13 per share. Shortly before our initial public offering, we changed our ultimate parent company from a company organized in Scotland to a corporation organized in Delaware.

      On July 29, 2003 we completed our acquisition of PharmaResearch Corporation, for $37.1 million in cash, net of cash acquired of $6.0 million. PharmaResearch was a U.S.-based drug development services company focused on providing Phase II-IV clinical trials and support services, principally in the areas of respiratory and infectious diseases.

      On November 25, 2003 we completed a public offering of 11.5 million shares of common stock at $20 per share. Of the 11.5 million shares offered, 10.5 million were sold by existing shareholders, principally Candover Investments PLC and related Candover entities. One million new shares were issued by Inveresk Research Group, Inc.

Healthcare Industry Trends we Consider in Formulating our Corporate Strategy

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

The Growth of the Biotechnology Industry

      The United States, European and Japanese biotechnology industries and the number of drugs produced by them have grown substantially over the past decade. According to the Biotechnology Industry Organization, 35 new biotechnology drugs and vaccines received approval in 2002, compared with seven in 1993. The biotechnology industry is expected to increase its expenditure on drug development in the coming years. Biotechnology companies typically do not have the staff, operating procedures, experience or expertise in-house to conduct their own pre-clinical testing or clinical trials. In addition, while biotechnology companies have historically sought to defray the costs of pre-clinical and clinical development by licensing their products to pharmaceutical companies, they are now increasingly seeking to license out their technology at a later stage of clinical development.

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

Our Corporate Strategy

      Our corporate strategy has been developed to take account of the trends described above, and to exploit opportunities we believe are presented by those trends. We believe the increasing demand for outsourced drug development services will provide us with opportunities to continue to grow our pre-clinical and clinical businesses profitably. Our strategy is to build upon our core pre-clinical and clinical development expertise and to further our reputation as a provider of a comprehensive range of high quality, value-added drug development services. Our aim is to become the leading research and development partner to the pharmaceutical and biotechnology industries. We anticipate achieving this strategy primarily through:

•	continuing to invest in our pre-clinical facilities in Tranent and Montreal to provide us with greater capacity to meet anticipated increases in demand for our pre-clinical development services;

•	maintaining and enhancing the ability of our Phase I clinical operations in Edinburgh to provide high quality, value-added services while leveraging our experience and expertise in seeking to expand these services geographically;

•	continuing to position our Phase II-IV clinical development business as a provider of high value-added services; and

•	further leveraging the cross-selling opportunities between our two business segments.

      We intend to implement our growth strategy in part by making acquisitions of other companies or businesses, to the extent we are able to do so on terms we find appropriate.

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

Pre-Clinical Development Services

      Our pre-clinical development services business offers a broad range of services including pre-clinical safety evaluation, pharmacology and laboratory sciences. In 2003, this business segment generated net service revenue of $163.1 million and income from operations of $43.6 million.

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

      Pre-clinical safety evaluation and pharmacological services that we undertake on behalf of our clients are wide-ranging and include:

•	pre-clinical toxicology studies designed to detect physiological, biochemical and hematological, neurological and pathological effects of a pharmaceutical candidate;

•	genetic toxicology studies conducted on materials to assess the potential for induction of genetic mutations or chromosomal damage. Materials that we test include pharmaceuticals, industrial chemicals, food additives and agrochemicals;

•	immunotoxicology studies designed to detect, in vitro, the effects of a pharmaceutical candidate on the human immune system;

•	bioanalytical chemistry studies undertaken to provide a quantitative analysis of parent compounds (pharmaceutical candidates) and metabolites in a variety of biological matrices. These studies play a pivotal role in providing support for toxicology studies; and

•	toxicokinetic evaluations designed to assess how a pharmaceutical candidate is absorbed by and eventually eliminated from the body. These studies are important for interpreting toxicology findings and providing information to support clinical studies.

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

      The laboratory sciences services we offer to our clients include:

•	bioanalytical services — our bioanalytical group specializes in the quantitative analysis of drug candidates and metabolites in biological fluids and tissues to support toxicokinetic and clinical investigations. Over the past five years we have made considerable investment, including in LC/MS/MS technology, and in facilities and instrumentation;

•	drug metabolism services — our drug metabolism group has more than 25 years experience in a range of in vivo and in vitro ADME (absorption, distribution, metabolism and elimination) disciplines. Our in vitro group supports discovery and development programs and performs studies to investigate metabolic stability, P450 induction and inhibition, reaction phenotyping, extrahepatic and non-P450 metabolism and drug absorption. Our in vivo metabolism group conducts studies to investigate the disposition of radio labeled and non-radio labeled test items, both in pre-clinical and in clinical studies;

•	clinical support services — our clinical pathology laboratory offers a full range of services from clinical chemistry and hematology to more specialized molecular and microbiology techniques (e.g. clinical immunology, genotyping and PCR and flow cytometry) and biochemical pharmacology (particularly for drugs targeting cardiovascular disease). We expanded this pre-clinical research group first to support our own Phase I clinical safety evaluation segment and then further to become a central laboratory for international multi-center clinical trials;

•	product characterization and stability testing — we offer a range of chemistry quality-testing services and can test a wide range of drug candidates and products including demonstration that the source material is free from detectable contaminants, demonstration that the manufacturing process is capable of removing and/or inactivating contaminants, characterization of the product and demonstration of the storage stability of the product.

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

Clinical Development Services

      Our clinical development services business offers a broad range of services including Phase I clinical safety evaluation and Phase II-IV clinical trials management services (including medical data sciences and regulatory support). In 2003 this business segment generated net service revenue of $109.3 million and income from operations of $12.5 million.

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

      Our Phase I clinic can conduct all types of studies and has experience across a wide range of therapeutic areas. On average, we have completed 11 first-in-man studies annually over the past five years.

Phase I Trials in Patients and Special Populations

      We can undertake special population studies in groups such as the elderly, post-menopausal women or patients with specific diagnoses, such as renal failure or asymptomatic HIV disease. Additionally, we conduct Phase I trials in patients for specific indications at investigational sites throughout the United States.

Phase II-IV Clinical Development

      From our 15 offices worldwide and business operations in more than 20 countries, we manage every aspect of clinical trials from clinical development plans and protocol design to New Drug Applications and post-marketing surveillance. We provide a comprehensive range of services as either a full-service package or as individual stand-alone services. In addition to conducting single site studies in many parts of the world, we have a proven track record of managing large international multi-center trials culminating in regulatory filings. We have supported studies in over 50 countries, working in 19 different languages.

      We offer customized program management to coordinate and manage a clinical trial development program. The design of each study is agreed with the client at the beginning of the study and set out in a protocol.

      As part of conducting clinical trials, we provide the following core services, either on an individual or integrated basis, depending on our clients’ needs:

•	strategy development — in the initial planning stages, we provide advice on clinical development strategy, program content and its critical decision points;

•	study design — in the critical area of study design, we assist clients in protocol design and prepare study protocols and case report forms taking into account current products and competing clinical trials with a view to building an effective database for regulatory authorities and post-marketing studies;

•	investigator recruitment — during a clinical trial, physicians, also referred to as investigators, supervise the administration of the drugs to patients. We solicit the participation of investigators, who contract directly either with our clients or us. We maintain, and continually expand and refine, our investigator databases containing information regarding our experience with these investigators, including factors relevant to rapid study initiation, patient enrollment and quality of participation;

•	project management — our skilled project management professionals oversee all aspects of our work on Phase II, III and IV clinical studies. They are responsible for overall service delivery to a client, working to ensure that studies proceed to agreed milestones on agreed terms, and for communicating with the client promptly and accurately on all relevant matters. Good project management plays a vital role in successful completion of a study;

•	quality assurance — all of our activities are audited by staff independent of the study to ensure quality and compliance. We also offer this service to our clients;

•	patient recruitment services — we assist our clients in recruiting patients to participate in clinical trials through investigator relationships, media advertising and other methods;

•	study monitoring — we provide study-monitoring services by visiting investigator sites. These visits ensure that data is gathered according to Good Clinical Practice, the requirements of the sponsor, and other applicable regulations. Monitoring staff and project managers provide training to investigators and hospital staff, both on study and protocol specific matters, and, as necessary, on the regulatory requirements associated with the particular study. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on case report forms and laboratory reports. Specially trained Clinical Research Associates (“CRAs”) collect the data from study sites. CRAs visit sites regularly to ensure that the case report forms are completed correctly and that all data specified in the protocol are collected. We review case report forms for consistency and accuracy before we enter their data into an electronic database for purposes of medical and statistical analysis;

•	clinical data management — our data management professionals assist in the design of protocols and case report forms, as well as training manuals and training sessions for investigational staff, to ensure that data are collected and coded in an organized and consistent format. Databases are designed according to the analytical specifications of the project and the particular needs of the sponsor. We provide clients with data abstraction, data review and coding, data entry, database verification and editing and problem data resolution. We have expertise in electronically capturing and using diverse study data from different locations and we have invested in our data management capability to ensure the provision of current technology, experienced resources and innovative ideas;

•	biostatistical analysis — our biostatistics professionals provide biostatistical consulting, database design, data analysis and statistical reporting. They often participate in assessing the number of patients required in particular programs and trials. Our biostatisticians provide sponsors with assistance in all phases of drug development. Biostatisticians develop and review protocols, design appropriate analysis plans and design report formats to address the objectives of the study protocol as well as the sponsor’s individual objectives and report results according to the analysis plan. Additionally, biostatisticians assist our clients before panel hearings at the FDA;

•	medical writing services — we write integrated clinical/statistical reports, manuscripts, risk/benefit assessment reports and regulatory submissions. These services are fully integrated with our other clinical services and are designed to reduce overall drug development time;

•	medical overview — throughout the course of a development program, our physicians provide a wide range of medical research and consulting services to improve the speed and quality of clinical development, including medical supervision of clinical trials and compliance with medical standards and safety regulation;

•	product safety — we provide pharmacovigilance support for both full service and self-standing projects. We are experienced in writing safety narratives and reconciliation of Serious Adverse Events with the clinical database. In addition, in conjunction with our regulatory affairs group, we can provide regulatory reporting of all Serious Adverse Events to worldwide regulatory authorities;

•	Phase IV studies — post-marketing studies are conducted after a drug has successfully undergone clinical efficacy and safety testing and the NDA has been submitted to the FDA. We offer a range of post-marketing studies, including: post-marketing surveillance (Phase IV trials); periodic safety update reports; support in regulatory agency liaison; advice on product claims and labeling; consumer acceptability studies; and pharmacovigilance; and

•	Rx to OTC switches — we provide consultancy for and conduct specifically designed studies to support clients in switching product classifications from prescription only to over-the-counter (OTC) approvals, including labeling requirements and new indications.

Registries and Epidemiology Studies

      We have significant expertise in conducting patient and other outcomes registries, such as pregnancy registries on behalf of the pharmaceutical industry. Our experience includes design, implementation, and analysis of prospective, observational and exposure-registration studies, for both single and multiple sponsors.

Our research methodology experience includes, but is not limited to, survey research, focus groups, knowledge, attitude and practice methods and quality of life questionnaires. We also have extensive experience in performing linkage analysis of secondary data sources. We can support clinical studies via our call center facilities, ongoing working relationships with professional bodies, the establishment of advisory and steering committees and development of educational material.

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

Clients and Marketing

      We provide product development services on a global basis to, among others, the pharmaceutical and biotechnology industries. In 2003 and 2002, no single client accounted for more than 10% of our net service revenue. In 2003 our top 20 clients together accounted for less than 40% of our net service revenue.

      Our pre-clinical business has historically been successful in maintaining clients, as is evidenced by the fact that more than 85% of our pre-clinical revenues in 2003 came from repeat clients. Our clinical operations are marketed primarily to our existing pre-clinical clients. In addition, we have a business development manager who, together with a team of business development personnel, markets our clinical operations on a global basis. We also engage in promotional activities including organizing scientific symposia, publishing scientific papers, making presentations and exhibiting at scientific conferences and trade shows in North America, Europe and Japan.

Contractual Arrangements

      Most of the contracts with our clients are fixed price contracts. Contracts may range from a few weeks to several years depending upon the nature of the work performed. In many of our multi-year contracts, a portion of the contract fee is paid at the time the study or trial is started with the balance of the contract fee payable in instalments over the study or trial duration. Sometimes the instalments are tied to meeting performance milestones; for example, in clinical trials, instalment payments may be related to investigator recruitment, patient enrollment or delivery of a report.

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

      Most of our contracts may be terminated by the client with or without cause upon little or no notice. These contracts typically require payment to us of expenses to wind down and close out a study, payment to us of fees earned to date and payment to us for committed resources that cannot be reallocated to existing studies. Contracts may be terminated for various reasons, including our failure to discharge our obligations properly, the failure of a product to satisfy safety requirements, unexpected or undesired results of the product, inadequate patient enrollment or investigator recruitment, production problems resulting in shortages of the drug being tested, or adverse patient reactions to the drug being tested or our clients’ decisions to forego or terminate a particular study.

Backlog

      Our studies and projects are performed over varying times, from a short period of time to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog when it is evidenced by written evidence of a client’s intention to proceed. Cancelled studies or projects are removed from backlog. Based upon the foregoing, our aggregate backlog at December 31, 2003 was approximately $285 million, compared to approximately $210 million at December 31, 2002.

      We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration. For instance, some studies that are included in 2003 backlog may be completed in 2004, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities. Terminations or delays can result from a number of reasons. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made.

      As discussed further in the overview to Management’s Discussion and Analysis of Financial Condition and Results of Operation, we believe that the cumulative last twelve months new business signings is a better lead indicator of our business than backlog. New business signings are the amounts of contracts signed each period, net of cancellations.

Competition

      The competitive landscape for our two core businesses varies. Nevertheless, both businesses primarily compete with in-house departments of pharmaceutical companies, other drug development services organizations, universities and teaching hospitals.

      We believe we are the second largest provider of pre-clinical safety evaluation services in the world, based on net service revenue. Our primary pre-clinical competitor on a global basis is Covance, although we also face competition from publicly traded companies such as Charles River Laboratories, Life Sciences Research and MDS Pharma, as well as from a number of privately-held companies. Certain of these competitors are also expanding their pre-clinical operations.

      The clinical development services market is highly fragmented, with participants ranging from hundreds of small, limited-service providers to a few full service drug development services organizations with global operations. Based on this, we believe that we compete with a number of publicly traded companies, primarily Pharmaceutical Product Development, Covance, MDS Pharma, Parexel, ICON, SFBC and Kendle, as well as Quintiles and a number of other privately-held companies.

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

      To ensure that we comply with all scientific and medical regulatory matters we are subject to, each division of our business has established an independent quality assurance group that is responsible for monitoring compliance. The quality assurance group in each business reports directly to the relevant division president. In compliance with GCP, we conduct our Phase I clinical trials under the supervision of an Ethics Committee and have undertaken measures to ensure the protection of personal data.

Potential Product Liability and Insurance

      We are liable to our clients for any failure to conduct their studies properly according to the agreed upon protocol and contract. If we fail to conduct a study properly in accordance with the agreed upon procedures, we may have to repeat the study at our expense, reimburse the client for the cost of the study and pay additional damages.

      At our Phase I clinic in Edinburgh, we study the effects of drugs on healthy volunteers. In addition, in our clinical business we contract, on behalf of our clients, with physicians who render professional services, including the administration of the substance being tested, to participants in clinical trials, many of whom are seriously ill and are at great risk of further illness or death as a result of factors other than their participation in a trial. As a result, we could be held liable for bodily injury, death, pain and suffering, loss of consortium, or other personal injury claims and medical expenses arising from a clinical trial.

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

Employees

      At December 31, 2003, we had 2,827 employees, of whom 176 held a Ph.D. or M.D. degree, 20 held D.V.M. degrees and 248 held master’s degrees. Approximately 19% of our employees are located in the United States, 39% are located in Canada, 42% are located in Europe and less than 1% are located in other international locations. We believe our relations with our employees are good.

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

      We own some of our facilities and lease others. We lease our corporate headquarters office space in Cary, North Carolina. Our pre-clinical operations are conducted from our 300,000 square foot facility located in Tranent, Scotland and our 323,000 square foot facility located in Montreal, Canada, both of which we own. Our clinical operations are conducted from our 180,000 square foot leased facility in Cary, North Carolina, our 20,700 square foot owned Phase I facility in Edinburgh, our smaller owned facility in Edinburgh, our pre-clinical facility in Tranent and our leased facilities in Wilmington (North Carolina), Maidenhead (England), Glasgow, Brussels, Milan, Paris, Tel Aviv, Warsaw, Madrid, Prague and Munich.

      We believe the space we own and lease is adequate for our operations.

Item 3.	Legal Proceedings

      From time to time we are subject to claims, suits and administrative proceedings arising in the ordinary course of business. We do not expect that any of the claims, suits or proceedings of which we have been notified will have a material adverse effect upon our operations, liquidity or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is listed on the Nasdaq Stock Market’s National Market under the symbol “IRGI”. The following table sets forth the high and low sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

	High	Low

Fiscal Year Ending December 31, 2004
First quarter (through February 17, 2004)	$28.90	$23.25

	High	Low

Fiscal Year Ended December 31, 2003
First quarter	$21.65	$11.50
Second quarter	$19.53	$12.85
Third quarter	$21.73	$15.00
Fourth quarter	$25.85	$19.75

	High	Low

Fiscal Year Ended December 31, 2002
Second quarter (from June 28, 2002)	$13.15	$12.96
Third quarter	$19.05	$8.67
Fourth quarter	$22.12	$16.55

      On February 17, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $28.90 per share.

Stockholders

      As of February 17, 2004, there were approximately 17 holders of record of our common stock. This does not include persons who hold our common stock in accounts with brokers or banks.

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

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance Under
	Be Issued upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants and	Outstanding Options,	Securities Reflected in
Plan Category	Rights	Warrants and Rights	Column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,819,948	$8.72	2,452,738
Equity compensation plans not approved by security holders	—	—	—

Total	1,819,948	$8.72	2,452,738

      The amounts shown in the table above for securities to be issued under equity compensation plans approved by security holders relate entirely to options issued under our 2002 stock option plan which provided for a total of 5,365,589 shares to be issued. At December 31, 2003, a total of 2,912,851 options had been issued or exercised under this plan. There are no equity compensation plans that have not been approved by security holders.

Item 6.	Selected Consolidated Financial Data

      You should read the selected consolidated financial information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes. The financial information for the period from December 28, 1998 to September 19, 1999 reflects the results of operations of our business while it operated as a division of SGS Société Générale de Surveillance SA (the “Predecessor”). The financial information for the 52 weeks ended December 30, 2001 includes the results of operations of ClinTrials Research Inc. from April 5, 2001, the date of acquisition. The financial information for the year ended December 31, 2003 includes the results of operations of PharmaResearch Corporation from July 29, 2003, the date of acquisition.

      The selected consolidated financial data presented below as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 were derived from our audited consolidated financial statements, which are included in this Form 10-K. The selected consolidated financial data presented below as of December 30, 2001, December 31, 2000 and December 26, 1999 and for the 53 weeks ended December 31, 2000 and the period from September 20, 1999 to December 26, 1999 were derived from our audited consolidated financial statements, which are not included herein. The selected consolidated financial data presented below for the period from December 28, 1998 to September 19, 1999 were derived from the audited consolidated financial statements of the Predecessor, which are not included herein. All consolidated financial data has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

	Inveresk Research Group(1)(4)					Predecessor

			52 Weeks	53 Weeks	September 20,	December 28,
	Year Ended	Year Ended	Ended	Ended	1999 to	1998 to
	December 31,	December 31,	December 30,	December 31,	December 26,	September 19,
	2003	2002	2001	2000	1999	1999

	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Net service revenues	$272,482	$222,462	$156,296	$65,540	$16,832	$47,088
Direct costs excluding depreciation	(141,603)	(110,099)	(83,975)	(36,133)	(9,645)	(27,177)

	130,879	112,363	72,321	29,407	7,187	19,911
Selling, general and administrative expenses:
Compensation expense in respect of share options and management equity incentives	—	(53,020)	—	—	—	—
U.K. stamp duty taxes on change of ultimate parent company	—	(1,545)	—	—	—	—
Share offering expenses	(658)	—	—	—	—	—
Restructuring and integration costs arising from business acquisitions	(1,088)	—	—	—	—	—
Other selling, general and administrative expenses	(70,106)	(56,455)	(41,934)	(13,825)	(3,275)	(9,013)

Total selling, general and administrative expenses	(71,852)	(111,020)	(41,934)	(13,825)	(3,275)	(9,013)
Depreciation	(12,301)	(10,315)	(8,028)	(4,513)	(809)	(3,731)
Amortization of goodwill and intangibles(5)	(580)	—	(7,910)	(3,281)	(973)	(242)

Income (loss) from operations	46,146	(8,972)	14,449	7,788	2,130	6,925
Interest (expense), net(6)	(3,464)	(13,343)	(17,694)	(7,522)	(2,004)	(560)

Income (loss) before income taxes	42,682	(22,315)	(3,245)	266	126	6,365
Provision for income taxes	(4,560)	(5,694)	(1,875)	(682)	(325)	(2,308)

Net income (loss)	$38,122	$(28,009)	$(5,120)	$(416)	$(199)	$(4,057)

Earnings (loss) per share:(2)(3)
Basic	$1.04	$(0.94)	$(0.24)	$(0.03)	$(0.01)	N/A
Diluted	$1.01	$(0.94)	$(0.24)	$(0.03)	$(0.01)	N/A
Weighted average number of common shares outstanding:(2)(3)
Basic	36,527,491	29,735,957	21,489,571	15,803,724	15,803,724	N/A
Diluted	37,705,378	29,735,957	21,489,571	15,803,724	15,803,724	N/A
Dividends per share(2)(3)	—	—	—	—	—	N/A
Other data:
Depreciation and amortization	$12,881	$10,315	$15,938	$7,794	$1,782	$3,973
Capital expenditures	$30,414	$25,497	$11,145	$6,792	$1,307	$5,305

	Inveresk Research Group(1)(4)

	December 31,	December 31,	December 30,	December 31,	December 26,
	2003	2002	2001	2000	1999

	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$24,579	$19,909	$16,118	$9,686	$7,009
Total assets	449,079	332,467	301,826	124,568	129,180
Current portion of long-term debt	7,857	217	127,648	3,080	3,261
Long-term debt	50,941	67,768	85,109	80,898	84,653
Total shareholders’ equity (deficit)	$234,175	$152,403	$(7,385)	$247	$712

(1)	Effective as of the beginning of 2002, our fiscal years end consistently on December 31 and our fiscal quarters end consistently on the last calendar day in the quarter. Before 2002, our fiscal years ended on the last Sunday on or prior to December 31 and our fiscal quarters ended on the last Sunday on or prior to the relevant quarter end.

(2)	Prior to September 20, 1999, our businesses were operated as a division of SGS Société Générale de Surveillance Holdings SA. Share and per share data for these periods is not meaningful and has not been presented.

(3)	As more fully described in Note 4 to the consolidated financial statements, historical share and earnings per share data for periods prior to the date of our initial public offering in June 2002 have been calculated as if the historical outstanding shares in Inveresk Research Group Limited had been converted to common stock in Inveresk Research Group, Inc. using the conversion ratios applicable to the change in ultimate parent company which took place on June 25, 2002.

(4)	We have completed three significant acquisitions during the period covered by the selected consolidated financial information presented above. These were the management buyout completed on September 20, 1999, the acquisition of ClinTrials completed on April 5, 2001 and the acquisition of PharmaResearch completed on July 29, 2003.

(5)	Upon the adoption of SFAS 142 on January 1, 2002 we ceased amortization of goodwill and as a result the amortization expense shown for 2002 and 2003 is not on a consistent basis of accounting with earlier periods. The effect of adoption of SFAS 142 is described in Note 4 of our consolidated financial statements included herein.

(6)	Upon the adoption of SFAS 145 on January 1, 2003, prior extraordinary items related to the extinguishment of debt were reclassified. This resulted in extraordinary items of $1.6 million ($2.0 million before taxes and $0.4 million of income taxes) in 2002 and $0.4 million ($0.6 million before taxes and $0.2 million of income taxes) in 2001 being reclassified to the interest expense and the provision for income taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

      The following discussion should be read in conjunction with our consolidated financial statements.

Overview

      The discussion and analysis of our financial position which follows is intended to give investors an understanding of our financial condition, liquidity and capital resources and changes in financial conditions as well as our results of operations. We are required to include much of the detail in the discussion which follows by various regulatory requirements that we are subject to. This introductory overview is intended to assist investors to identify the areas that are the main focus of management.

      We undertake pre-clinical and clinical development services on behalf of our clients. The scope of our services for each project is agreed with the client and documented in a contract prior to commencement of the work. Most of the contracts with our clients are fixed price contracts, ranging in length from up to a few weeks to several years. As we perform the agreed services under each of the contracts with our clients, we record revenues based on a percentage of completion for each contract. Because we have large numbers of contracts underway at any particular time, all of which are individually priced, we do not analyze the results of operations based on study type or based on the profitability of individual studies.

      In evaluating the underlying health of our business and its prospects, it is important to ensure that we replace the revenues we have generated with new signed business (i.e. future revenues), so as to maintain the growth of our underlying businesses. Therefore, in addition to the results of our operations which are discussed separately below, we monitor closely new business signings for each of our operating units on a cumulative latest twelve months basis (to address seasonal factors). We compare this with revenues recorded over the same period and, based upon past experience, this data provide an indication of the future revenues of the Company.

      Our new business signings for the last three financial years compared to reported net revenues are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

	(Dollars in thousands)
New business signings (net)	$331,485	$266,964	$242,878
Net service revenue	272,482	222,462	156,296

      Each of our businesses operates principally under a fee for service model. We have historically generated cash flows from operations in excess of our requirements to fund internal growth. Because we have large numbers of individually small contracts, no single contract has a significant effect on our cash flow, although historically our cash flow from operations has been stronger in the second half of the year than in the first. In addition, at December 31, 2003 we had bank credit facilities totaling $75 million more than our borrowings under the facilities.

      We place significant emphasis on the process of contract management and how we recognize revenue. This is a significant area of focus for our management. Our operational and our financial management are closely involved in the review of progress and the analysis of expected outcomes of our studies on a regular basis. We have no history of significant issues arising in this area. Our net investment in accounts receivable, unbilled receivables less advance payments, has historically approximated 30 days of net revenue and at December 31, 2003 stood at 28 days.

      The main area of market risk that affects our business is foreign exchange rate fluctuations. In 2003, approximately 80% of our revenues were generated outside of the U.S., principally in the United Kingdom and Canada. We experienced considerable volatility in U.S. dollar exchange rates in 2003, particularly against pounds sterling and against the Canadian dollar. Whilst the depreciation of the U.S. dollar against pounds sterling positively impacted our financial results in 2003, its depreciation against the Canadian dollar has had an adverse impact on our profitability. This is because the costs of our Canadian operations arise predominantly in Canadian dollars but a significant proportion of the income of this business arises in U.S. dollars. The impact of exchange rates on our financial results is discussed in more detail in Item 7A below.

Recent Corporate History

      On April 5, 2001, we completed the acquisition of ClinTrials, a Nasdaq traded company. The total acquisition cost was $115.1 million, net of cash acquired of $5.7 million.

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

      We were highly leveraged prior to the completion of our initial public offering partly due to the structure of a previous management buyout and in part to the incurrence of additional significant indebtedness in connection with our acquisition of ClinTrials in 2001. Our interest expense had therefore been high in relation to our income before taxes. We believe that, because of the size of our interest expense during the period preceding the completion of our initial public offering, our income from operations (i.e., before interest income and interest expenses) is a better measure of the past performance of our businesses than income (or loss) before income taxes or net income (or loss).

      On July 29, 2003, we completed our acquisition of PharmaResearch Corporation, a provider of Phase II-IV clinical trials management services based in the U.S. and with offices in the United Kingdom, France, Spain and China. In 2002, PharmaResearch Corporation generated net service revenue of $40.6 million and income from operations of $4.8 million. We acquired PharmaResearch Corporation for $37.1 million, net of cash acquired of $6.0 million.

      On November 25, 2003, we completed a public offering of 11.5 million shares of common stock at $20 per share. Of the 11.5 million shares sold in the offering, 10.5 million were sold by existing shareholders, principally Candover Investments PLC and associated Candover entities. One million new shares were sold by Inveresk Research Group, Inc. The net proceeds received from the sale of shares by the Company were $18.2 million after deducting underwriting discounts, commissions and other offering expenses.

      We operate in two segments for financial reporting purposes: pre-clinical and clinical. The following table shows, for the periods indicated, a summary of our financial performance by business segment.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

	(Dollars in thousands)
Net service revenue:
Pre-clinical	$163,138	$142,174	$95,172
Clinical	109,344	80,288	61,124

	272,482	222,462	156,296

Direct costs excluding depreciation:
Pre-clinical	(76,504)	(62,959)	(44,952)
Clinical	(65,099)	(47,140)	(39,023)

	(141,603)	(110,099)	(83,975)

Selling, general and administrative expenses:
Pre-clinical	(33,275)	(27,772)	(21,907)
Clinical	(28,608)	(21,728)	(15,619)
Corporate overhead:
Other selling, general and administrative expenses	(8,223)	(6,955)	(4,408)
Compensation expense in respect of share options and management equity incentives	—	(53,020)	—
U.K. stamp duty taxes arising on change of ultimate parent company	—	(1,545)	—
Share offering expenses	(658)	—	—
Restructuring and integration costs arising from business acquisitions	(1,088)	—	—
Other selling, general and administrative expenses	(8,223)	(6,955)	(4,408)

	(71,852)	(111,020)	(41,934)

Depreciation:
Pre-clinical	(9,724)	(7,939)	(6,062)
Clinical	(2,576)	(2,376)	(1,966)
Corporate overhead	(1)	—	—

	(12,301)	(10,315)	(8,028)

Amortization of goodwill and intangibles:(1)
Pre-clinical	—	—	(4,293)
Clinical	(580)	—	(3,617)

	(580)	—	(7,910)

Income (loss) from operations:
Pre-clinical	43,635	43,504	17,958
Clinical	12,481	9,044	899
Corporate overhead including compensation expense and UK stamp duty and other selling, general and administrative expenses	(9,970)	(61,520)	(4,408)

	46,146	(8,972)	14,449
Interest expense, net(2)	(3,464)	(13,343)	(17,694)

Income (loss) before income taxes	42,682	(22,315)	(3,245)
Provision for income taxes	(4,560)	(5,694)	(1,875)

Net income (loss)	$38,122	$(28,009)	$(5,120)

(1)	SFAS 142 was adopted with effect from January 1, 2002. As a consequence, there is no amortization of goodwill after January 1, 2002. The effect of adoption of SFAS 142 is shown in Note 4 to our audited financial statements included herein.

(2)	As a consequence of the adoption of SFAS 145 on January 1, 2003, prior extraordinary items related to the extinguishment of debt were reclassified. This resulted in extraordinary items of $1.6 million (being $2.0 million before taxes and $0.4 million of income taxes) in 2002 and $0.4 million (being $0.6 million before taxes and $0.2 million of income taxes) in 2001 being reclassified to the interest and income taxes caption.

      The following table summarizes the above results of operations as a percentage of net service revenue:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

Net service revenue:
Pre-clinical	100.0%	100.0%	100.0%
Clinical	100.0%	100.0%	100.0%
Total	100.0%	100.0%	100.0%
Direct costs excluding depreciation:
Pre-clinical	46.9%	44.3%	47.2%
Clinical	59.5%	58.7%	63.8%
Total	52.0%	49.5%	53.7%
Selling, general and administrative expenses:
Pre-clinical	20.4%	19.5%	23.0%
Clinical	26.2%	27.1%	25.6%
Total(1)	26.4%	49.9%	26.8%
Depreciation:
Pre-clinical	6.0%	5.6%	6.4%
Clinical	2.4%	3.0%	3.2%
Total	4.5%	4.6%	5.1%
Amortization of goodwill and intangibles:
Pre-clinical	0.0%	0.0%	4.5%
Clinical	0.5%	0.0%	5.9%
Total	0.2%	0.0%	5.1%
Income (loss) from operations:
Pre-clinical	26.7%	30.6%	18.9%
Clinical	11.4%	11.3%	1.5%
Total(1)	16.9%	(4.0)%	9.2%
Interest expense, net	1.3%	(5.1)%	(10.9)%
Income (loss) before income taxes	15.7%	(9.1)%	(1.7)%

(1)	Including corporate overhead.

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

      Depreciation and Amortization. Depreciation represents the depreciation charged on our tangible fixed assets. Amortization represents the amortization of goodwill and other intangible assets over their estimated useful lives.

      Interest Expense (Net). Interest expense, net includes interest expense on our bank borrowings, amortization of deferred debt issue costs and the impact of the marking to market of our interest rate swaps, net of interest income.

Significant Matters Affecting Our Financial Condition and Results of Operation

PharmaResearch

      On July 29, 2003 we completed our acquisition of PharmaResearch Corporation which was formed and began operations in 1995. PharmaResearch was a U.S.-based drug development services company focused on providing Phase II-IV clinical trials and support services, principally in the areas of respiratory and infectious diseases. At the time of the acquisition, PharmaResearch was primarily based in Morrisville and Wilmington, North Carolina, with small operations in England, France, Spain and China. We acquired PharmaResearch for $37.1 million in cash, net of cash acquired of $6.0 million. Its net service revenue and income from operations for the year ended December 31, 2002 were $40.6 million and $4.8 million, respectively. The acquisition of PharmaResearch allowed us to increase significantly the scale and service of our North American clinical development operations. Its strong presence in the field of respiratory and infectious diseases enables us to build value-added clinical laboratory support services for the benefit of the enlarged client base.

      We established a plan at the acquisition date to integrate the operations of PharmaResearch with our existing operations. The actions covered by the integration included a reduction of 58 employees (37 employees of PharmaResearch and 21 employees of our company), the relocation of the Morrisville, North Carolina operations of PharmaResearch to our premises in Cary, North Carolina, integration of certain administrative functions and operating entities between the two businesses, combination of the PharmaResearch operations in London, Paris and Madrid with those of our company and the closure of certain office premises. The former PharmaResearch business operations have been functionally integrated into our North American clinical business and accordingly, for financial reporting purposes, we do not separately present the results of those operations.

      In connection with the integration plan we have recorded a provision of $2.6 million that was reflected in the purchase price allocation and a provision of $1.1 million that is reflected on our consolidated statement of operations in restructuring and integration costs arising from business acquisitions. We implemented the headcount reductions in early September, with 37 former PharmaResearch employees and 21 former Inveresk employees leaving the Company during September 2003. By January 2004, the employees based at the PharmaResearch facility in Morrisville, North Carolina were relocated to our nearby facility in Cary, North Carolina and the office in China was closed. The following amounts have been recorded in respect of the restructuring plan:

	Severance and
	Related Costs		Other Costs		Lease
					Termination and
	Pharma		Pharma		Abandonment
	Research	Inveresk	Research	Inveresk	Costs

	(Dollars in thousands)
Amount established at acquisition	$1,190	$676	$348	$412	$1,137
Utilized from July 29, 2003 to December 31, 2003	(877)	(676)	(242)	(344)	—

Balance at December 31, 2003	$313	$—	$106	$68	$1,137

      We expect the remaining provisions for severance costs to be utilized in 2004. The lease termination and abandonment costs will be utilized over the periods of the leases of the properties concerned.

Earnings Charges in Respect of the Change in Ultimate Parent Company and in Respect of Equity-Based Compensation

      The transactions through which we changed our ultimate parent company had several effects that required us to take charges against earnings in 2002. These charges comprised:

(i) Stamp Duty Taxes. As a result of the change in our ultimate parent company, we were required to pay stamp duty taxes to the U.K. Inland Revenue. The aggregate amount of the stamp duty taxes paid by us in connection with this transaction was $1.5 million.

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

      If all the relevant options were exercised when our shares were trading at our initial public offering price of $13 per share, the compensation charge would be $1.3 million. If all the relevant options were exercised when our shares were trading at $25 per share, the charge would increase to $1.5 million. In the period from our initial public offering to December 31, 2002, we incurred compensation charges related to U.K. National Insurance Contributions on the exercise of these stock options amounting to $0.1 million. In 2003, we incurred compensation charges related to U.K. National Insurance Contributions on the exercise of these stock options amounting to $0.5 million.

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

Implementation of SFAS 142 on January 1, 2002

      The statement of operations for the year ended December 31, 2002 does not include any expenses in respect of the amortization of goodwill and intangibles. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which became effective on January 1, 2002, altered the treatment of goodwill. Goodwill is no longer subject to amortization through the statement of operations. Instead, goodwill is subject to impairment testing on at least an annual basis. The following table contains a presentation of net income

(loss) and related per share amounts, calculated as if SFAS 142 had been in effect throughout the periods presented.

			52 Weeks
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

	(Dollars in thousands except share
	and per share amounts)
Net income (loss)	$38,122	$(28,009)	$1,959

Earnings (loss) per share:
Basic	$1.04	$(0.94)	$0.09
Diluted	$1.01	$(0.94)	$0.09
Weighted average number of common shares outstanding:
Basic	36,527,491	29,735,957	21,489,571
Diluted	37,705,378	29,735,957	21,489,571

      In accordance with SFAS 128 there is no dilution shown in the above table in relation to the share options outstanding in the year ended December 30, 2001. This is because exercise of all the options concerned was conditional upon completion of a listing of our shares on a recognized stock exchange and this condition had not been satisfied at either year end.

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

      The results of our non-U.S. operations have been translated from pounds sterling and Canadian dollars using the following average exchange rates:

	U.S. Dollars	U.S. Dollars
	Per Pound	Per Canadian
	Sterling	Dollar

Fiscal Year
2001	$1.4405	$0.6428 (1)
2002	1.5032	0.6368
2003	1.6341	0.7159

(1)	Average for the period from April 5, 2001, the date we acquired ClinTrials, to December 30, 2001.

      The following table sets forth the percentage of our net service revenue arising in the United Kingdom and Canada:

	United
	Kingdom	Canada

Fiscal Year
2001	54%	31%
2002	46%	38%
2003	46%	34%

      Our Canadian business invoices a significant proportion of its revenues in U.S. dollars, although its costs are largely in Canadian dollars. Our other businesses also have revenues that arise in foreign currencies, but the impact is not so significant as the effect on our Canadian operations. This can result in transaction exchange gains or losses that are reflected in its statement of operations. The foreign currency gains or losses recognized in the statement of operations and included in “Other selling, general and administrative expenses” were a loss of $3.2 million for the fiscal year ended December 31, 2003, a loss of $0.4 million for the fiscal year ended December 31, 2002 and a gain of $1.2 million for the fiscal year ended December 30, 2001.

      For ease of comparison and because we are a global business, we provide revenue growth information based on constant dollar exchange rates as well as based on actual exchange rates.

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

      Net Service Revenue. Our aggregate net service revenue in 2003 was $272.5 million, an increase of $50.0 million, or 22%, over 2002 net service revenue of $222.5 million.

      Pre-Clinical. Net service revenue in 2003 was $163.1 million, an increase of $21.0 million, or 15%, over revenues of $142.2 million in 2002. At constant dollar exchange rates, net service revenue would have increased by 4%.

      Our North American pre-clinical operations experienced some volatility in business flow in the first quarter of 2003, resulting in an unusually high level of project delays. The impact of this was largely reversed in the second quarter of 2003, when these operations recorded net service revenue 24% higher than recorded in the first quarter of 2003. Slow or delayed decisions by its clients and an unfavorable change in business mix adversely affected the revenues of our North American operations in the third and fourth quarter. Consequently the net service revenue for our North American operations decreased year on year by 1% assuming a constant dollar exchange rate with 2002. As reported, based on actual exchange rates, net service revenue for our North American pre-clinical operations increased by 11% as compared with 2002. In Europe, our pre-clinical operations continued to experience strong demand for their services in 2003, both for safety evaluation services and laboratory sciences services. Room occupancy rates have remained high during 2003 and we have continued to benefit from a favorable business mix in these operations. Phase 1 of the expansion of our European operations was completed in the fourth quarter although the impact on revenues in 2003 was not significant. As a consequence, our European operations experienced growth in 2003 that at constant dollar exchange rates amounted to 11% compared with 2002. As reported, based on actual exchange rates, net service revenue at our European pre-clinical operations increased by 21% in 2003 compared to 2002.

      Clinical. Net service revenue from our clinical operations in 2003 was $109.3 million, an increase of $29.1 million, or 36%, over revenues of $80.3 million in 2002. Assuming constant dollar exchange rates, net service revenue in the clinical segment increased by 31% compared with 2002.

      The Phase II-IV business experienced a 39% increase in net service revenue, attributable largely to the acquisition of PharmaResearch on July 29, 2003 and to higher activity levels in our other Phase II-IV clinical businesses. Key steps in the integration of the PharmaResearch acquisition are now complete. Consequently it is not meaningful to report the revenues of this business separately. Additionally, our Phase I clinical operations recorded growth of 16% in 2003 compared with 2002, assuming constant dollar exchange rates.

      Direct Costs Excluding Depreciation. In 2003 direct costs excluding depreciation totaled $141.6 million, an increase of $31.5 million, or 29%, from $110.1 million in 2002. Direct costs were 52% of net service revenue in 2003 compared to 49% in 2002.

      Pre-Clinical. Direct costs excluding depreciation of our pre-clinical business in 2003 were $76.5 million, an increase of $13.5 million, or 22%, over costs of $63.0 million in 2002. In 2003, these costs were 47% of net service revenue, compared to 44% in 2002. This increase is attributable mainly to adverse movements in exchange rates, particularly having an impact on our North American pre-clinical operations. A majority of the revenues in our North American operations are invoiced in U.S. dollars whereas the costs incurred by these operations are almost entirely denominated in Canadian dollars. Compared with 2002, the Canadian dollar appreciated by approximately 12% against the U.S. dollar in 2003.

      Clinical. Direct costs excluding depreciation of our clinical business in 2003 were $65.1 million, an increase of $18.0 million, or 38% over costs of $47.1 million in 2002. In 2003, these costs were 60% of net service revenues, compared to 59% in 2002. The increase is mainly due to the results of the acquired PharmaResearch business where historically direct costs excluding depreciation as a percentage of net service revenue have been significantly higher than in the equivalent Inveresk businesses.

      Selling, General and Administrative Expenses. In 2003, selling, general and administrative expenses totaled $71.9 million, as compared to $111.0 million in 2002. In 2003, an aggregate of $1.7 million of these expenses consisted of charges associated with the restructuring and integration of PharmaResearch and with a withdrawn share offering in the first quarter of 2003. In 2002, an aggregate of $54.6 million of these expenses consisted of charges associated with our initial public offering and related change in ultimate parent company. Excluding these charges, selling, general and administrative expenses represented 26% of net service revenues in 2003, compared with 25% in 2002.

      Pre-Clinical. Selling, general and administrative costs in 2003 were $33.3 million, an increase of $5.5 million, or 20%, from $27.8 million in 2002. Selling, general and administrative costs were 20% of net service revenue in 2003, compared to 19% in 2002. This increase in selling, general and administrative costs as a percentage of net service revenue is attributable primarily to exchange losses during the year totaling $2.5 million compared to a loss of $0.3 million in 2002.

      Clinical. Selling, general and administrative costs in 2003 were $28.6 million, an increase of $6.9 million, or 32%, from $21.7 million in 2002. When expressed as a percentage of net service revenue, selling, general and administrative costs were 26% in 2003, compared to 27% in 2002.

      Corporate Overhead. Corporate overhead amounted to $10.0 million in 2003, compared to $61.5 million in 2002. Corporate overhead in 2003 included an aggregate expense of $1.7 million related to the withdrawn share offering in the first quarter of 2003 and to restructuring and integration incurred following our acquisition of PharmaResearch. Corporate overhead in 2002 included a compensation charge of $23.9 million in respect of stock options, a charge of $29.1 million in respect of management equity incentives and a charge of $1.5 million relating to stamp duty taxes payable on the change of ultimate parent company effected by us immediately prior to our initial public offering. Excluding these costs, other corporate overhead amounted to $8.2 million in 2003, compared with $7.0 million in 2002. This increase in other corporate overhead of $1.3 million, or 18%, over 2002 is due primarily to additional costs associated with the corporate governance and other regulatory costs of a publicly listed company.

      Amortization of Intangible Assets. Amortization of intangibles amounted to $0.6 million in 2003. It arises in the clinical business segment where, following the acquisition of PharmaResearch, we have valued the customer contracts at acquisition at $2.8 million. This amount is being amortized over a two-year period from July 30, 2003.

      Income from Operations. In 2003 the income from operations amounted to $46.1 million or 17% of net service revenue. Excluding share offering expenses, restructuring and integration costs related to our acquisition of PharmaResearch and the foreign exchange losses referred to above, income from operations amounted to $51.0 million or 19% of net service revenue. Loss from operations in 2002 amounted to $9.0 million or 4% of net service revenue after deducting the compensation expenses and stamp duty costs of $54.6 million referred to above. Excluding these compensation charges and stamp duty costs, income from operations amounted to $45.6 million or 20% of net service revenue.

      Pre-Clinical. Income from operations in our pre-clinical business was $43.6 million in 2003 compared to $43.5 million in 2002 for the reasons set forth above.

      Clinical. Income from operations in our clinical business was $12.5 million in 2003 compared to $9.0 million in 2002 for the reasons set forth above.

      Interest Expense. Interest expense in 2003 was $3.5 million, a reduction of $9.9 million, or 74%, from $13.3 million in 2002. In 2003, our interest expense included $2.9 million of net interest and amortization of deferred debt costs on our bank facilities and cash resources and an expense of $0.7 million relating to the write-off of deferred debt issue and other costs on the bank facilities replaced when we acquired PharmaResearch, offset by a reduction of $0.1 million in the mark-to-market liability recorded on the interest rate swaps we entered into in 2002. The interest expense of $13.3 million in 2002 included an expense of $9.0 million for the first half of 2002 that reflected our capital structure prior to our initial public offering. It also included an expense of $2.0 million relating to the write-off of deferred debt costs on the bank credit facilities we replaced at the time of our initial public offering in July 2002, a charge of $1.1 million, reflecting a mark-to-market revaluation of the interest rate swaps we entered into during the third quarter of 2002 and a net interest expense for the second half of 2002 of $1.2 million that included $0.9 million of net interest and amortization of deferred debt costs on our bank credit facilities and $0.3 million of interest expense relating to our pre-IPO debt and termination of the hedges associated with our pre-IPO bank debt.

      Provision for Income Taxes. Our provision for income taxes in 2003 was $4.6 million or 11% of income before taxes. The tax charge in 2002 was $5.7 million on a loss before income taxes of $22.3 million and represented 18% of income before taxes after adding back the non-deductible compensation expense and stamp duty. We recorded a reduction in tax expense amounting to $1.6 million, net or 4% of income before taxes in 2003 in respect of the gains made by our U.K. employees on exercise of stock options in 2003. In addition the Canadian Federal tax rate was 2% lower in 2003 than in 2002. U.K. and Canadian research and development tax credits reduced the provision for income taxes by $7.7 million in 2003 and $7.5 million in 2002.

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

      Direct Costs Excluding Depreciation. In 2002 direct costs excluding depreciation totaled $110.1 million, an increase of $26.1 million, or 31%, from $84.0 million in 2001. Direct costs were 49% of net service revenue in 2002, compared to 54% in 2001.

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

      Selling, General and Administrative Expenses. In 2002, selling, general and administrative expenses totaled $111.0 million as compared to $41.9 million in 2001. In 2002, an aggregate of $54.6 million of these expenses consisted of charges associated with our initial public offering and related change in ultimate parent company. Excluding these charges, selling, general and administrative expenses represented 25% of net service revenues in 2002, compared with 27% in 2001.

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

      Amortization of Intangible Assets. Pursuant to the requirements of SFAS 142 which took effect from January 1, 2002, our 2002 results reflect no amortization of goodwill or intangible assets. Amortization of intangible assets in 2001 amounted to $7.9 million.

      Income from Operations. In 2002 the loss from operations amounted to $9.0 million after giving effect to compensation expenses and stamp duty costs of $54.6 million. Income from operations in 2001 amounted to $22.4 million, or 14% of net service revenue, after excluding from the calculation an amortization expense incurred in that year of $7.9 million.

      Pre-Clinical. Income from operations in our pre-clinical business increased to $43.5 million in 2002, compared to $18.0 million in 2001.

      Clinical. Income from operations in our clinical business was $9.0 million in 2002, compared to $0.9 million in 2001.

      Interest Expense. Interest expense in 2002 was $13.3 million, a reduction of $4.4 million, or 25%, from $17.7 million in 2001. Interest expense in 2002 includes $2.0 million arising from the write off of deferred debt issue costs relating to the bank credit facilities replaced at the time of our initial public offering. Interest expense in 2001 includes $0.6 million arising from the write off of deferred debt issue costs relating to the bank credit facilities replaced at the time of the acquisition of ClinTrials in 2001. In the first half of 2002, interest expense increased by $3.3 million, compared to the equivalent period in 2001. This increase was due principally to increases in borrowings used to finance the acquisition of ClinTrials in April 2001. Immediately following our initial public offering, at the start of the third quarter of 2002, we refinanced our outstanding bank borrowings and our 10% unsecured subordinated loan stock due 2008 using proceeds from the offering, borrowings under a new bank credit facility and our existing cash resources. As a result, our total debt declined from $223.1 million to $74.3 million at July 31, 2002. Principally as a result of this reduction in total debt our interest expense for the six months ended December 31, 2002 was $9.1 million lower than our interest expense for the corresponding period in 2001. In the fourth quarter of 2002, our interest expense includes a charge of $1.1 million, reflecting a mark-to-market revaluation of the interest rate swaps we entered into during the third quarter of 2002. The interest expense of $17.1 million that we incurred in 2001 included a charge of $2.1 million, reflecting a mark-to-market revaluation of our previous interest rate hedges.

      Provision for Income Taxes. Our provision for income taxes in 2002 was $5.7 million, or 18% of adjusted income before taxes of $32.3 million (calculated without giving effect to the compensation expense and stamp duty taxes of $54.6 million). U.K. and Canadian Federal research and development tax credits amounted to $7.5 million, or 23% of adjusted income before taxes. In 2001 our provision for taxes was $1.9 million on losses before income taxes of $2.7 million. This provision in 2001 was required because, even though we reported a loss on a consolidated basis for that year, a number of our subsidiaries were profitable.

Quarterly Results from Operations

      Certain of our operations have experienced, and may continue to experience, period-to-period fluctuations in net service revenue and results from operations. Because we generate a large proportion of our revenue from services billed at hourly rates, our net service revenue in any period is directly related to the number of employees and the number of hours worked by those employees during that period. Our results of operations in any one quarter can fluctuate depending upon, among other things, the number of weeks in the quarter, the number and scope of ongoing client engagements, the commencement, postponement and termination of engagements in the quarter, the mix of revenue, the extent of cost overruns, employee hiring, vacation patterns, severe weather conditions, exchange rate fluctuations and other factors. We may also, in any given quarter, be required to make U.K. National Insurance contributions in connection with the exercise of options issued prior to our initial public offering by certain of our U.K. resident employees. We have only limited ability to compensate for periods of underutilization during one part of a fiscal period by augmenting revenues during another part of that period. We believe that operating results for any particular quarter are not necessarily a meaningful indication of the health of our business or of future results.

      The following table sets out the unaudited quarterly consolidated financial data for the four quarters in the period January 1, 2003 to December 31, 2003 and the four quarters from January 1, 2002 to December 31, 2002. The unaudited quarterly consolidated financial data has been prepared on a basis consistent with the audited consolidated financial data, which are included in this Form 10-K. In the opinion of management they reflect all adjustments of a normal and recurring nature which are necessary to present fairly the results of operations for the quarterly periods.

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003

	(Dollars in thousands except share and per share data)
Net service revenue
Pre-clinical	$42,988	$41,590	$42,231	$36,329
Clinical	34,204	28,981	24,804	21,355

	$77,192	$70,571	$67,035	$57,684

Income from operations
Pre-clinical	$10,978	$11,668	$12,206	$8,782
Clinical	4,441	2,980	2,797	2,263
Corporate overhead including share offering expenses, restructuring and other selling, general and administrative expenses	(2,649)	(2,784)	(2,062)	(2,474)

	$12,770	$11,864	$12,941	$8,571

Net income	$11,022	$9,564	$10,159	$7,377

Earnings per share:
Basic	$0.30	$0.26	$0.28	$0.20
Diluted	$0.29	$0.25	$0.27	$0.20
Weighted average number of common shares outstanding:
Basic	37,159,079	36,505,169	36,352,511	36,081,610
Diluted	38,336,966	37,720,565	37,624,192	37,366,463

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002

	(Dollars in thousands except share and per share data)
Net service revenue
Pre-clinical	$36,092	$35,236	$36,367	$34,479
Clinical	21,735	20,687	19,182	18,684

	$57,827	$55,923	$55,549	$53,163

Income (loss) from operations
Pre-clinical	$10,927	$10,839	$11,356	$10,382
Clinical	3,107	2,786	2,381	770
Corporate overhead including compensation expense, stamp duty and other selling, general and administrative expenses	(2,056)	(1,930)	(51,614)	(5,920)

	$11,978	$11,695	$(37,877)	$5,232

Net income (loss)	$9,403	$7,339	$(44,337)	$(414)

Earnings (loss) per share:
Basic	$0.26	$0.21	$(1.87)	$(0.02)
Diluted	$0.25	$0.20	$(1.87)	$(0.02)
Weighted average number of common shares outstanding:
Basic	35,984,350	35,570,449	23,770,595	23,485,654
Diluted	37,796,452	37,385,219	23,770,595	23,485,654

Liquidity and Capital Resources

      Cash and cash equivalents totaled $24.6 million at December 31, 2003 compared with $19.9 million at December 31, 2002. Our principal sources of liquidity are cash flow from operations, borrowings under our credit facility and proceeds raised from the sale of our capital stock.

      On November 25, 2003, we completed a public offering of 11.5 million shares of common stock at a price of $20 per share. The Company sold one million shares of common stock in this offering, raising net proceeds of $18.2 million.

      At December 31, 2003, our bank credit facilities provided us with an aggregate of up to $133.2 million comprising $58.2 million of term loans in U.S. dollars and up to $75 million of multi-currency revolving loans. At December 31, 2003, we had drawn $58.2 million in term loans under the facility, which are repayable in quarterly instalments over the period to December 31, 2007. This facility bears interest at floating, LIBOR-based rates. We have limited our exposure to interest rate fluctuations on the loans drawn under this facility through a series of interest rate swaps. Our credit facility subjects us to significant affirmative, negative and financial covenants, is guaranteed by us and our significant subsidiaries and is secured by liens on substantially all of our assets.

      Working capital balances which arise from our contracts with customers comprise accounts receivable, unbilled receivables and advance billings. A summary of these balances at December 31, 2003, September 30, 2003, June 30, 2003, March 31, 2003 and December 31, 2002 together with the number of days billings that they represent is set forth below.

	December 31, 2003		September 30, 2003		June 30, 2003		March 31, 2003		December 31, 2002

		No. of		No. of		No. of		No. of		No. of
		Days Net		Days Net		Days Net		Days Net		Days Net
	Balance	Revenue	Balance	Revenue	Balance	Revenue	Balance	Revenue	Balance	Revenue

	($’000s)		($’000s)		($’000s)		($’000s)		($’000s)
Accounts receivable	$53,391	71	$45,012	62	$36,428	53	$36,289	57	$39,266	64
Unbilled receivables	24,331	33	26,144	36	25,643	37	24,371	38	20,706	34

Sub total	77,722	104	71,156	98	62,071	90	60,660	95	59,972	98
Advance billings	(56,745)	(76)	(48,266)	(67)	(40,840)	(59)	(40,625)	(64)	(41,415)	(68)

	$20,977	28	$22,890	31	$21,231	31	$20,035	31	$18,557	30

      The impact of the above balances on our cash flow from operations by quarter in 2003 and for the whole of 2002 was as follows:

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Year Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2003	2003	2003	2003	2002

Cash inflow (outflow):
Accounts receivable including unbilled receivables	$(6,566)	$2,884	$(1,411)	$(688)	$(7,328)
Advance billings	8,479	(2,806)	215	(790)	11,035

	$1,913	$78	$(1,196)	$(1,478)	$3,707

      The cash generated by our operating activities was $56.3 million in 2003. Cash generated by operating activities was $29.8 million in 2002. Compared with cash generated by operating activities, the cash flows relating to working capital movements have not been a major factor affecting liquidity.

      The following table summarizes the Company’s commitments relating to its long-term debt, capital lease and operating lease obligations and its other contractual obligations.

		Payments Due by Period

		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years

	(Dollars in thousands)
Long-term debt obligations(1)	$58,798	$7,857	$32,066	$18,875	$—
Capital lease obligations	353	161	192	—	—
Operating lease obligations	52,829	7,049	12,516	11,887	21,377
Purchase obligations(2)	3,104	3,104	—	—	—
Pension obligation(3)	24,576	3,568	7,570	8,187	5,251

	$139,660	$21,739	$52,344	$38,949	$26,628

(1)	Our long-term debt, excluding capital lease obligations was $58.8 million at December 31, 2003. The main component was $58.3 million of term loan borrowings under our bank credit facility. These borrowings are repayable quarterly based on our credit agreement. The facilities contain various restrictive covenants and breach of these covenants may result in accelerated repayment. In addition, we may choose to repay this debt early without any penalty.

(2)	Our purchase obligations represent our commitments for capital expenditure at December 31, 2003. The majority of our operating expenses excluding depreciation and amortization are payroll and property related. Accordingly, although we have not conducted a detailed investigation to identify all other purchase commitments as may exist, we believe any additional commitments are insignificant.

(3)	The payments reflected in the table above are based on the expected contribution rate applied to the pensionable payroll at December 31, 2003. The payments arise in pounds sterling and thus may fluctuate as a consequence of changes in exchange rates. The U.K. defined benefit pension plan is closed to new entrants. We have assumed that the pensionable payroll will rise in line with the assumptions made by our actuary in valuing the plan’s obligations and that the contributions rates will not change from the current levels.

(4)	This table does not reflect any amounts in respect of the long-term deferred taxation liabilities at December 31, 2003 as we are not able to predict when such amounts will fall due for payment.

      We anticipate that our operating cash flow, together with available borrowings under our bank credit facility and the net proceeds we receive from any offerings, will be sufficient to meet our anticipated future operating expenses, capital expenditures (including our planned expansions at our pre-clinical facilities) and debt service and lease obligations as they become due over the next twelve months. Our corporate strategy of seeking continued growth contemplates the possibility of growth through acquisitions of other businesses, should appropriate opportunities become available. If we decide to seek to acquire other businesses, we expect to fund these acquisitions from existing cash resources, through additional borrowings and, possibly, with the proceeds of sales of our capital stock. We also may pursue acquisitions in which the consideration we pay takes the form of our capital stock.

Cash Flow in 2003 Compared to 2002

      Cash flow from operations in 2003 was $56.3 million compared to $29.8 million in 2002 (after paying in 2002 $21.5 million of accumulated interest on the 10% unsecured subordinated loan stock due 2008 following the completion of our initial public offering). The cash outflow on capital expenditures was $25.1 million compared to $25.5 million in 2002. There was a decrease in purchases of property, plant and equipment at our pre-clinical operations in Canada where payments amounted to $10.8 million in 2003 compared to $18.5 million in 2002. The decrease arose because the first stage of the expansion in our Canadian pre-clinical operations was completed in December 2002 and the next phase of expansion at these facilities has only recently commenced. We are also expanding our United Kingdom pre-clinical operations where purchases of property, plant and equipment were $9.9 million in 2003, an increase of $3.8 million over 2002. In addition we are investing in our systems in the clinical business and capital expenditure in clinical amounted to $4.3 million in 2003 compared to $1.0 million in 2002.

      In 2003 the net cash outflow in respect of the acquisition of PharmaResearch was $38.9 million. This comprised the acquisition price of $43.2 million less cash acquired of $6.0 million plus acquisition costs and restructuring costs of approximately $1.6 million paid in 2003. We also repaid $67.5 million of borrowings under our former bank credit facilities and drew down net new borrowings under the new $150 million facility amounting to $58.2 million. We received $18.2 million net of expenses from the share issue we completed in November 2003 and we also received $2.2 million as a result of the exercise of share options in 2003. In 2002 we repaid $94.8 million of bank debt as well as $109.8 million of 10% unsecured subordinated loan stock due 2008 excluding accrued interest. This comprised all of the debt under the bank facilities in place prior to our initial public offering and all of the 10% unsecured subordinated loan stock due 2008. We also received IPO proceeds of $137.6 million net of expenses and drew down bank borrowings of $66.9 million, net of expenses under the bank credit facility arranged at the time of our initial public offering. We received $0.1 million in respect of the exercise of share options. As a consequence, the net cash outflow from financing activities was $0.1 million in 2002.

Critical Accounting Policies and Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by the way we apply our accounting policies. An accounting estimate is considered critical if: the estimate requires us to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact our financial condition or results of operations are reasonably likely to occur from period to period. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The accounting policies which we consider to be critical accounting policies include revenue recognition and cost estimation on certain contracts for which we the proportional performance method of accounting, accounting for income taxes and accounting for pension obligations.

Revenue Recognition

      The majority of our revenues are recorded from fixed-price contracts on a proportional performance method based on assumptions regarding the estimated cost of completion of the work. Each month costs are accumulated on each project and compared to the budget for that particular project. This determines the portion of completion of the project. This percentage is multiplied by the contract value to determine the amount of revenue that can be recognized. Each month or each quarter, management reviews the budget on each project to determine if the assumptions within the budget are still correct and budgets are adjusted accordingly. As the work progresses, original estimates might be deemed incorrect due to revisions in the scope of work or other factors and a contract modification might be negotiated with the customer to cover additional costs. We bear the risk of cost overruns. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future. Should our estimated costs on fixed price contracts prove to be low in comparison to actual costs, future margins could be reduced, absent our ability to negotiate a contract modification. We accumulate information on each project to refine our bidding process. Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate. Clients generally may terminate a study at any time, which might cause unplanned periods of excess capacity and reduced revenues and earnings. To offset the effects of early terminations of significant contracts, we attempt to negotiate the payment of an early termination fee as part of the original contract.

      We have a reserve for losses on contracts which is split between “Unbilled Receivables, net” and “Accrued Expenses” on our Consolidated Balance Sheets. This reflects the fact that our revenue recognition process involves a significant element of judgement in order to estimate the outcome of each contract and that there may be instances where the estimated costs are not covered by the estimated contract revenues. In such instances, we accrue for the whole of the estimated loss on the contract as soon as the estimated loss is identified. We believe our reserve for losses on contracts was adequate as of December 31, 2003 and 2002 based on our experience of performing contractual work for clients. However, no assurances can be given that actual losses will not exceed the recorded reserve. The impact on our income from operations resulting from the net movement in the reserve for contract losses was an expense of $0.6 million in the year ended December 31, 2003 and a reduction in expenses of $0.1 million in each of the years ended December 31, 2002 and December 30, 2001.

Income Taxes

      We operate in numerous countries but the tax regulations in the U.S., Canada and the United Kingdom have the most significant effect on our income tax and deferred tax assets and liabilities and our income tax expense. The tax regulations are highly complex and whilst we aim to ensure the estimates of tax assets and liabilities that we record are accurate, there may be instances where the process of agreeing our tax liabilities with the tax authorities could require adjustments to be made to estimates previously recorded. Our provision for income taxes is affected by various factors.

      We receive research and development tax credits in Canada and the United Kingdom. The level of such credits is dependent upon the amount of qualifying costs in these jurisdictions. We estimate the amounts of these credits each period based on our experience and knowledge of the relevant tax regulations. Because the level of the credits are based on the levels of qualifying costs, the tax credits are not directly related to income before income taxes and therefore the level of tax credits may fluctuate from period to period when compared to income before income taxes. Research and development tax credits reduced our income tax expense by $7.7 million, $7.5 million and $1.8 million in the three years ended December 31, 2003, December 31, 2002 and December 30, 2001.

      We have deferred tax assets of $25.8 million and $21.4 million at December 31, 2003 and 2002 with corresponding valuation allowances of $15.8 million and $15.8 million at the same dates. These assets, and associated valuation allowances, relate mainly to pre-acquisition tax losses in certain operating subsidiaries. We assess the likelihood of the utilization of such assets and based on the historical performance of the relevant operations, limitations on the utilization of the assets and anticipated operating results, we have established valuation allowances. We continue to assess the allowances on the information available each period and our assessment may change in future periods. Any recognition of assets in respect of the pre-acquisition losses will result in a reduction in goodwill and will not generate an income tax benefit that is recognized in the statement of operations.

Pensions

      Certain of our U.K. based subsidiaries maintain a defined benefit pension plan. On December 31, 2002 this plan was closed to new entrants but it will continue to provide benefits to existing beneficiaries (including existing employees who have not yet retired). The pension liabilities that we record are based on a number of actuarial assumptions. These assumptions include discount rate, expected long term rate of return on plan assets and inflation rates. Our assumptions are based on current market conditions, historical information and consultation with and input from our actuaries. We review these assumptions annually at December 31. If the assumptions change, or if actual experience is different from the assumptions made previously, the funding status of the plan will change and we may need to record adjustments to our previously recorded pension liabilities.

      At December 31, 2003 and 2002, the total pension liabilities recorded at the current exchange rate on those dates amounted to $24.6 million and $13.3 million. The funded status of the plan on those dates reflected deficits of $35.8 million and $24.3 million. If the actuarial assumptions underlying these liabilities were to be borne out exactly, we would be required to fund these deficits over a period of years which would approximate 17 years, the average remaining service lives of the existing scheme members. However, the assumptions are likely to change and the actual amounts that we are required to fund may increase or decrease as a consequence. The plan’s actuary, having considered the funding of the plan, has recommended that the current funding rate for the Company should be set at 14% of pensionable payroll which we estimate will approximate $3.6 million in 2004.

New Accounting Pronouncements

      In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” The principal change reflected in these pronouncements is that gains or losses from extinguishment of debt which were classified as extraordinary items by SFAS 4 are no longer classified as such. We adopted SFAS 145 for our fiscal year ending December 31, 2003. When adopted, prior extraordinary items related to the extinguishment of debt were reclassified. This resulted in the extraordinary items of $1.6 million (being $2.0 million before taxes and $0.4 million of income taxes) in 2002 and $0.4 million (being $0.6 million before taxes and $0.2 million of income taxes) in 2001 being reclassified to the interest expense and income taxes captions.

      SFAS No. 132 (Revised 2003) (“SFAS 132R”) requires an entity to make additional disclosures about pensions and other post-retirement benefits. These disclosures include information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic pension cost. SFAS 132R is effective for domestic plans beginning with fiscal years ending after December 15, 2003 and for non-U.S. plans beginning with fiscal years ending after June 15, 2004. SFAS132R is effective for interim reporting period disclosures beginning after December 15, 2003 and after the provisions of this statement are adopted. The Company has adopted this statement for its U.K. plan in this form 10-K for the year ending December 31, 2003 and will adopt the quarterly reporting requirements in its Form 10-Q for the quarter ending March 31, 2004.

      In December 2003, the FASB issued a revision to Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN46R” or the “Interpretation”). FIN46R clarifies the application of ARB No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected residual returns, or both.

      Among other changes, FIN46R (a) clarified some requirements of the original FIN46 which had been issued in January 2003, (b) eased some implementation problems and (c) added new exceptions. FIN46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period after March 15, 2004 except that all public companies must, at a minimum, apply the provisions of the Interpretation to all entities that were previously considered “special purpose entities” under the FASB literature prior to the issuance of FIN46R by the end of the first reporting period ending after December 15, 2003. The Company does not anticipate that the adoption of FIN46 will have a material impact on its financial position, cash flows or results of operations.

      Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      We are subject to market risks arising from changes in interest rates and foreign currency exchange rates.

      Our primary interest rate exposure is in respect of future changes in the LIBOR or base rates that are used to determine the amounts of interest we are required to pay on borrowings under our bank credit facility. The outstanding indebtedness at December 31, 2003 under our bank credit facility , bore interest at a rate equal to LIBOR plus a margin of between 1.5% . That margin is set each quarter based on specified financial ratio tests and may vary between LIBOR plus 1.25% and LIBOR plus 2.0%.

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

      The interest rate swaps exceed our bank borrowings at December 31, 2003 by $1.8 million and this amount is exposed to unhedged fluctuations in interest rates. Our potential loss over one year that would result from a hypothetical, instantaneous change of 100 basis points in the interest rate is not significant.

      We have not designated the interest rate swaps as hedges for financial reporting purposes pursuant to SFAS 133. As a consequence, we record, through the interest expense category in our statement of operations, any changes in the fair value of the swaps. The fair value of the swaps will fluctuate, mainly as a consequence of changes in market rates of interest. Accordingly, changes in market rates of interest can cause fluctuations in the level of our recorded interest expense from period to period. However, over the term of the swaps, the total LIBOR rates applicable to our bank borrowings will equate to the fixed rates of 2.9975% on $50 million of debt and 2.5225% on $10 million of debt as mentioned above.

      Our Canadian business has a significant proportion of its working capital represented by assets and liabilities that are denominated in U.S. dollars. Accordingly, fluctuations in the U.S. dollar/ Canadian dollar exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. dollars to Canadian dollars and the retranslation of cash, accounts receivable and unbilled receivable balances and to a lesser extent accounts payable balances. We have entered into a forward contract to sell U.S.$14 million and buy Can$18.6 million on March 31, 2004. This contract reduces our exposure to exchange gains and losses arising from the retranslation of the above balances during the life of the contract. The amounts of the U.S. dollar denominated balances held by our Canadian subsidiary fluctuate from time to time and based on the average balances in the five month period from June 30, 2003 to November 30, 2003 offset by the effects of the forward contract, we estimate that a hypothetical instantaneous 5% devaluation of the U.S. dollar against the Canadian dollar would give rise to recognition of an exchange loss (which would be included for financial reporting purposes in selling, general and administrative expenses) of less than $0.1 million, before income tax effects. On the same basis, we estimate that a hypothetical instantaneous 5% devaluation of the Canadian dollar against the U.S. dollar would give rise to recognition of an exchange gain (which for financial reporting purposes would be netted against and therefore reduce selling, general and administrative expenses) of less than $0.1 million before income tax effects.

      A significant proportion of the revenues in our Canadian operations arise in U.S. dollars but the costs in these operations arise mainly in Canadian dollars. To monitor this we look at the results of operations of our Canadian business that arise in Canadian dollars. This is a net loss because it excludes the U.S. dollar denominated revenue stream but includes most of our Canadian costs. In 2003, we estimate that the net loss arising in Canadian dollars in our Canadian operations amounted to approximately $29 million. Based on this, a 5% strengthening of the Canadian dollar against the US dollar would reduce our group net income by $1.5 million over a period of a year and a 5% weakening of the Canadian $ against the US $ would increase group net income by $1.5 million over a period of a year.

      Our European operations are less exposed to fluctuations in exchange rates than our Canadian operations. However, the net income of our European operations is recorded in the local currencies of the operations, principally pounds sterling, and then translated into U.S. dollars. In 2003, the net income arising in pounds sterling amounted to approximately $18 million. Based on this, a 5% strengthening of the pound sterling against the US dollar would increase our group net income by $0.9 million over a period of a year and a 5% weakening of the pound sterling against the US $ would decrease group net income by $0.9 million over a period of a year.

      We also would potentially have exposure to foreign currency exchange rate fluctuations in respect of the cash flows received from our foreign affiliates. This risk is mitigated by the fact that their operations are conducted in their respective local currencies, and it is not our intention to repatriate earnings prospectively.

      We do not use financial instruments for trading or other speculative purposes.

      Our management does not believe that inflation in past years has had a significant impact on our results from operations. Our management believes that, in the event inflation affects our costs in the future, we will offset the effect of inflation and maintain appropriate margins through increased fees.

Item 8.	Financial Statements and Supplementary Data

INDEX

Page

Consolidated financial statements
Independent Auditors’ Report	38
Consolidated Statements of Operations for the years ended December 31, 2003, December 31, 2002 and December 30, 2001	39
Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002	40
Consolidated Statements of Cash Flows for the years ended December 31, 2003, December 31, 2002 and December 30, 2001	41
Consolidated Statements of Comprehensive Income (Loss) and Shareholders’ Equity for the years ended December 31, 2003, December 31, 2002 and December 30, 2001	42
Notes to Consolidated Financial Statements	43

INVERESK RESEARCH GROUP, INC.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Inveresk Research Group, Inc.:

      We have audited the accompanying consolidated balance sheets of Inveresk Research Group, Inc. and subsidiaries as of December 31, 2003 and December 31, 2002, and the related consolidated statements of operations, comprehensive income (loss) and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 2003, and December 31, 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As explained in Note 4 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statements of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

/s/ DELOITTE & TOUCHE LLP

Edinburgh, Scotland

February 20, 2004

INVERESK RESEARCH GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

			52 Weeks
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

	(In thousands, except share and per share data)
Net service revenue	$272,482	$222,462	$156,296
Direct costs excluding depreciation of $5,074, $3,596 and $2,832 respectively	(141,603)	(110,099)	(83,975)

	130,879	112,363	72,321
Selling, general and administrative expenses:
Compensation expense in respect of share options and management equity incentives	—	(53,020)	—
U.K. stamp duty taxes arising on change of ultimate parent company	—	(1,545)	—
Share offering expenses (Note 3)	(658)	—	—
Restructuring and integration costs arising from business acquisitions (Note 5)	(1,088)	—	—
Other selling, general and administrative expenses	(70,106)	(56,455)	(41,934)

Total selling, general and administrative expenses	(71,852)	(111,020)	(41,934)
Depreciation	(12,301)	(10,315)	(8,028)
Amortization of goodwill and intangibles (Note 8)	(580)	—	(7,910)

Income (loss) from operations	46,146	(8,972)	14,449
Interest income	422	344	483
Interest expense	(3,886)	(13,687)	(18,177)

Income (loss) before income taxes	42,682	(22,315)	(3,245)
Provision for income taxes (Note 12)	(4,560)	(5,694)	(1,875)

Net income (loss)	$38,122	$(28,009)	$(5,120)

Earnings (loss) per share:
Basic	$1.04	$(0.94)	$(0.24)
Diluted	$1.01	$(0.94)	$(0.24)
Weighted average number of common shares outstanding:
Basic	36,527,491	29,735,957	21,489,571
Diluted	37,705,378	29,735,957	21,489,571

See accompanying notes to consolidated financial statements.

INVERESK RESEARCH GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2003	2002

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$24,579	$19,909
Accounts receivable, net of allowance for doubtful accounts of $1,525 in 2003 and $1,021 in 2002	53,391	39,266
Unbilled receivables, net of reserve for losses on contracts of $897 in 2003 and $1,110 in 2002	24,331	20,706
Income taxes receivable	4,045	2,979
Inventories	1,619	1,167
Deferred income taxes (Note 12)	144	—
Other current assets	6,902	4,300

Total current assets	115,011	88,327
Property, plant and equipment (Note 6)	145,364	108,570
Goodwill (Note 7)	184,239	135,043
Intangible assets (Note 8)	2,203	—
Deferred income taxes (Note 12)	669	—
Deferred debt issue costs	1,593	527

	$449,079	$332,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,389	$10,792
Advance billings	56,745	41,415
Accrued expenses (Note 9)	29,050	21,399
Income taxes payable	2,018	2,871
Deferred income taxes (Note 12)	334	204
Current portion of long term debt (Note 10)	7,857	217

Total current liabilities	116,393	76,898
Deferred income taxes (Note 12)	22,994	22,139
Long term debt (Note 10)	50,941	67,768
Defined benefit pension plan obligation (Note 14)	24,576	13,259
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value 10,000,000 authorized, none issued	—	—
Common stock, $0.01 par value 150,000,000 authorized; 37,863,498 and 36,004,777 issued and outstanding at December 31, 2003 and December 31, 2002	379	360
Additional paid-in capital	211,963	191,618
Retained earnings (accumulated deficit)	4,329	(33,793)
Accumulated other comprehensive income (loss)	17,504	(5,782)

Total shareholders’ equity	234,175	152,403

	$449,079	$332,467

See accompanying notes to consolidated financial statements.

INVERESK RESEARCH GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

			52 Weeks
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

	(In thousands)
Cash flows from operating activities
Net income (loss)	$38,122	$(28,009)	$(5,120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation expense in respect of exercise of share options and management equity incentives	—	52,934	—
Depreciation of property, plant and equipment	12,301	10,315	8,028
Amortization of goodwill and intangible assets	580	—	7,910
Deferred pension obligations	1,124	209	130
Deferred income taxes	(576)	2,238	210
Amortization of deferred loan issue costs	839	2,240	1,040
Interest on 10% unsecured subordinated loan stock due 2008, not payable until the loan stock is redeemed	—	6,058	8,970
Payment of interest on 10% unsecured subordinated loan stock due 2008 following the initial public offering	—	(21,454)	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(5,781)	(7,328)	(1,682)
Advance billings	5,098	11,035	(361)
Inventories	(452)	1,006	176
Accounts payable and accrued expenses	6,322	553	640
Income taxes	704	2,124	(1,277)
Other assets and liabilities	(1,972)	(2,136)	829

Net cash provided by operating activities	56,309	29,785	19,493
Cash flows from investing activities
Purchase of ClinTrials Research Inc., net of cash acquired of $5,700	—	—	(115,147)
Purchase of PharmaResearch Corporation, net of cash acquired of $5,976	(38,968)	—	—
Purchases of property, plant and equipment	(25,076)	(25,497)	(11,145)

Net cash used in investing activities	(64,044)	(25,497)	(126,292)
Cash flows from financing activities
Issue of common stock, net of issue costs	20,364	137,691	388
Repayments of short-term borrowings	(259)	(3,661)	(3,038)
Proceeds from long-term borrowings, net of issue costs	56,680	66,904	156,440
Repayments of long-term debt	(67,500)	(201,027)	(38,311)

Net cash provided by (used in) financing activities	9,285	(93)	115,479
Effect of foreign currency exchange rate changes on cash	3,120	(404)	(2,248)

Increase in cash and cash equivalents	4,670	3,791	6,432
Cash and cash equivalents at beginning of period	19,909	16,118	9,686

Cash and cash equivalents at end of period	$24,579	$19,909	$16,118

Supplemental cash flow information:
Interest paid	$3,770	$29,203	$3,686

Income tax paid	$2,930	$1,504	$2,796

See accompanying notes to consolidated financial statements.

INVERESK RESEARCH GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

AND SHAREHOLDERS’ EQUITY

						Accumulated
	Shares of				Retained	Other
	Common Stock	Total	Par Value	Additional	Earnings	Comprehensive
	$0.01 Par	Shareholders’	Paid-In	Paid-In	(Accumulated	Income
	Value	Equity	Capital	Capital	Deficit)	(Loss)

	(In thousands, except share data)
Balance at December 31, 2000	15,803,724	$247	$158	$807	$(664)	$(54)
Issue of common stock	7,665,364	388	77	311	—	—
Comprehensive loss:
Foreign currency translation adjustments		(1,675)	—	—	—	(1,675)
Cumulative-effect adjustment for SFAS 133 (net of income taxes of $58)		(135)	—	—	—	(135)
Provision for accumulated benefit obligation under SFAS 87 (net of income taxes of $484)		(1,090)	—	—	—	(1,090)
Net loss for period to December 30, 2001		(5,120)	—	—	(5,120)	—

Comprehensive loss		(8,020)

Balance at December 30, 2001	23,469,088	$(7,385)	$235	$1,118	$(5,784)	$(2,954)
Issue of common stock, net of offering costs of $18,425	12,535,689	137,691	125	137,566	—	—
Compensation expense in respect of share options and management equity incentives		52,934	—	52,934	—	—
Comprehensive income (loss):
Foreign currency translation adjustments		2,655	—	—	—	2,655
Provision for accumulated benefit obligation under SFAS 87 (net of income taxes of $2,350)		(5,483)	—	—	—	(5,483)
Net loss for year to December 31, 2002		(28,009)	—	—	(28,009)	—

Comprehensive loss		(30,837)

Balance at December 31, 2002	36,004,777	$152,403	$360	$191,618	$(33,793)	$(5,782)
Issue of common stock, net of offering costs of $1,000	1,858,721	20,364	19	20,345	—	—
Comprehensive income (loss):
Foreign currency translation adjustments		29,089	—	—	—	29,089
Tax benefit arising on options granted on or after June 27, 2002		219	—	—	—	219
Provision for accumulated benefit obligation under SFAS 87 (net of income taxes of $2,581)		(6,022)	—	—	—	(6,022)
Net income for year to December 31, 2003		38,122	—	—	38,122	—

Comprehensive income		61,408

Balance at December 31, 2003	37,863,498	$234,175	$379	$211,963	$4,329	$17,504

See accompanying notes to consolidated financial statements.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

3.	Issuance of Common Stock

      The Company completed its initial public offering of 12 million shares of common stock, at a price of $13 per share on July 3, 2002. It used the net proceeds of the offering, together with drawings under a new bank credit facility, to repay all of the outstanding principal and interest under the previously outstanding bank debt and under the 10% unsecured subordinated loan stock due 2008. As discussed below in Note 13, the Company recorded additional compensation-related charges of $48.5 million in connection with the initial public offering and related change of ultimate parent during 2002.

      In February 2003, the Company announced a proposed public offering of up to 10.5 million shares of common stock. On March 7, 2003, the Company announced the withdrawal of the registration statement relating to this offering because market conditions at the time made it inadvisable to proceed with the offering. The costs relating to this proposed offering amounted to $0.7 million and were expensed in 2003.

      On November 25, 2003 the Company completed an offering of 11.5 million shares of common stock at $20 per share. Of the 11.5 million share offering, 10.5 million were sold by existing shareholders, principally Candover Investments PLC and associated Candover entities and one million new shares were sold by the Company. The net proceeds received on the sale of shares by the Company amounted to $18.2 million.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying financial statements include the accounts of Inveresk Research Group, Inc. and its subsidiaries. All intercompany transactions, balances and profits are eliminated. All business combinations have been accounted for using the purchase method.

      Under the purchase method, goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net assets of the acquired subsidiary at the date of acquisition. Goodwill is reported in the balance sheet as an intangible asset and, prior to January 1, 2002, was amortized using the straight-line method over its estimated useful life. The accounting policy for goodwill that took effect from January 1, 2002 is described in the Intangible Assets section of this Note. The gain or loss on disposal of an entity includes the unamortized balance of goodwill relating to the entity disposed of.

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

      The foreign currency exchange gain or loss recognized in the statements of operation and included in “Other selling, general and administrative expenses” was a loss of $3.2 million for the year ended December 31, 2003, a loss of $0.4 million for the year ended December 31, 2002 and a gain of $1.2 million for the 52 weeks ended December 30, 2001.

Revenue Recognition

      Many of the Company’s contracts are fixed-price contracts over one year in duration. Revenue for such contracts is recognized based on the proportional performance method of accounting. Revenue is recognized as costs are incurred and includes estimated earned fees or profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost type of percentage-of-completion method of accounting). The Company also has contracts with a duration of less than one year. Revenue is recognized on these contracts in the same manner as for contracts of more than one year duration except for contracts that

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are at an agreed fee per hour. Revenue on agreed fee per hour contracts is recognized as services under the contract are provided.

      Where the scope of a contract is extended, the costs incurred prior to the contract extension being agreed in writing by the client are included in the calculation of the percentage-of-completion of the existing contract, prior to the extension. The estimated revenues are not updated until the contract extension has been agreed in writing with the client. However, when this occurs, the estimated total contract revenues are recalculated and a cumulative adjustment to revenues earned to that point under the contract is recorded.

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

Earnings (Loss) Per Share

      Earnings (loss) per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires presentation of both Basic Earnings per Share (Basic EPS) and Diluted Earnings per Share (Diluted EPS). Basic EPS is based on the weighted average number of shares of common stock outstanding during the year while Diluted EPS also includes the dilutive effect of stock options. The number of stock options not reflected in Diluted EPS because they were anti-dilutive or their exercise was conditional were nil in 2003, 2,366,217 in 2002 and 1,148,532 in 2001. Historical earnings (loss) per share have been computed assuming the historical outstanding shares in Inveresk Research Group Limited were converted to ordinary shares in Inveresk Research Group, Inc. using the conversion ratios applied when the change of ultimate parent company became effective.

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

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Maintenance repairs and minor renewals are charged to expense as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives. When assets are retired or otherwise disposed of, the cost is removed from the asset account and the corresponding accumulated depreciation is removed from the related reserve account. Any gain or loss resulting from such retirement or disposal is included in current income.

      Depreciation is provided on a straight-line basis over the estimated useful economic lives of the assets as set out below:

Land	not depreciated
Buildings	40 years
Leasehold improvements	lesser of the term of the lease or the useful life
Machinery and equipment	5 to 10 years
Office furniture and machines	3 to 10 years
Vehicles	3 to 5 years

Goodwill

      Goodwill represents the excess of the fair value of the consideration over the fair value of the identifiable assets and liabilities acquired. For the periods ending before January 1, 2002, goodwill was amortized on a straight-line basis over twenty years.

      Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) which applies to all goodwill and other intangible assets recognized in the balance sheet at that date, regardless of when the assets were initially recognized. Under SFAS 142, the Company no longer amortizes goodwill or other intangible assets with indefinite lives, but instead reviews them at least annually for impairment. The Company completes its impairment assessment in the second quarter of each year based on balances recorded at March 31. This has not resulted in any impairment for the periods presented.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects the consolidated results of operations and the related per share amounts, as if SFAS 142 had been in effect for all periods presented.

			52 Weeks
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

	(Dollars in thousands except share and
	per share data)
Net income (loss), as reported	$38,122	$(28,009)	$(5,120)
Add back amortization expense	—	—	7,910
Effect on income taxes	—	—	(831)

Net income (loss), adjusted	$38,122	$(28,009)	$1,959

Earnings (loss) per share:
Basic	$1.04	$(0.94)	$0.09
Diluted	$1.01	$(0.94)	$0.09
Weighted average number of common shares outstanding:
Basic	36,527,491	29,735,957	21,489,571
Diluted	37,705,378	29,735,957	21,489,571

      In accordance with SFAS 128, there is no dilution shown in the above table in respect of stock options outstanding in the 52 weeks ended December 30, 2001. This was because exercise of all the options concerned was conditional upon completion of a listing of the Company’s shares on a recognized stock exchange and this condition had not been satisfied by the end of 2001.

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

Income Taxes

      Income taxes are accounted for under the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that a portion of the asset will not be realized.

Stock-Based Compensation

      The Company accounts for stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees‘(“APB 25”). Compensation cost for stock options granted to employees is based on the excess of the quoted market price of the Company’s stock on the measurement date over the amount an employee must pay to acquire the stock (the “intrinsic value”) and is recognized over the vesting period. No compensation cost was recognized in respect of options where the vesting of the options was conditional upon the listing of the Company’s shares on

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a recognized stock exchange, prior to the condition being met. Once the condition was met, the compensation expense was recorded in full on the date when the condition was satisfied.

      Had compensation expense been determined for the Company’s option grants consistent with the provisions of SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), the Company’s net income (loss) for the periods shown below would have reflected the pro forma amounts set forth in the table below. For periods prior to our initial public offering in June 2002, there would have been no change in the reported net income or loss.

	Year Ended	Year Ended
	December 31, 2003	December 31, 2002

	(Dollars in thousands	(Dollars in thousands
	except per share data)	except per share data)
Reported net income (loss)	$38,122	$(28,009)
Compensation expense in respect of stock options deducted in the computation of net income	—	23,873
Compensation expense in respect of stock options computed on the fair value method	(1,885)	(24,639)

Pro forma net income (loss)	$36,237	$(28,775)

Reported basic earnings (loss) per share	$1.04	$(0.94)
Pro forma basic earnings (loss) per share	$0.99	$(0.97)
Reported diluted earnings (loss) per share	$1.01	$(0.94)
Pro forma diluted earnings (loss) per share	$0.96	$(0.97)

      The assumptions underlying the calculation of this pro forma information are described in Note 14.

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

Derivative and Financial Instruments

      The Company follows the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and used for hedging activities. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, all changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects earnings. The ineffective portions of both fair value and cash flow hedges are immediately recognized in earnings.

      The Company has not designated any of its derivative financial instruments as hedges for accounting purposes, and therefore the changes in fair value are reflected in income each period. This may cause volatility in quarterly earnings in the future.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Issuance Costs

      Debt issuance costs relating to the Company’s bank loans and unsecured fixed rate debt are deferred and amortized to interest expense using the effective interest method over the respective terms of the debt concerned. Any unamortized debt issuance costs are written off in the period in which the associated indebtedness is repaid.

Recent Accounting Pronouncements

Adopted in the Period

      In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” The principal change reflected in these pronouncements is that gains or losses from extinguishment of debt which were classified as extraordinary items by SFAS 4 are no longer classified as such. The Company adopted SFAS 145 for our fiscal year ending December 31, 2003. When adopted, prior extraordinary items related to the extinguishment of debt were reclassified. This resulted in the extraordinary items of $1.6 million (being $2.0 million before taxes and $0.4 million of income taxes) in 2002 and $0.4 million (being $0.6 million before taxes and $0.2 million of income taxes) in 2001 being reclassified to the interest expense and income taxes captions.

      SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (Revised 2003), (“SFAS 132R”) requires an entity to make additional disclosures about pensions and other post-retirement benefits. These disclosures include information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic pension cost. SFAS 132R is effective for the Company beginning with fiscal years ending after December 15, 2003 and for non-U.S. plans beginning with fiscal years ending after June 15, 2004. SFAS132R is effective for interim reporting period disclosures beginning after December 15, 2003 and after the provisions of this statement are adopted. The Company has adopted this statement for its U.K. plan in this form 10-K for the year ending December 31, 2003 and will adopt the quarterly reporting requirements in its Form 10-Q for the quarter ending March 31, 2004.

To Be Adopted in Future Periods

      In December 2003, the FASB issued a revision to Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN46R” or the “Interpretation”). FIN46R clarifies the application of ARB No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected residual returns, or both.

      Among other changes, FIN46R (a) clarified some requirements of the original FIN46 which had been issued in January 2003, (b) eased some implementation problems and (c) added new exceptions. FIN46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period after March 15, 2004 except that all public companies must, at a minimum, apply the provisions of the Interpretation to all entities that were previously considered “special purpose entities” under the FASB literature prior to the issuance of FIN46R by the end of the first reporting period ending after December 15, 2003. The Company does not anticipate that the adoption of FIN46 will have a material impact on its financial position, cash flows or results of operations.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Business Acquisitions

      The Company made two significant acquisitions during the three year period ended December 31, 2003. The acquisitions were accounted for under the purchase method of accounting and accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the acquisition dates. The excess of the purchase price over the fair value of the assets acquired less the liabilities assumed has been recorded as goodwill. The results of operations of the acquired business have been included from the date of the acquisitions.

Year Ended December 31, 2003

      On July 29, 2003 the Company acquired all of the outstanding capital stock of PharmaResearch Corporation (“PharmaResearch”) for $43.2 million, financed through bank borrowings. PharmaResearch is a US-based drug development services group focused on the provision of Phase II-IV clinical trials support services, principally in the areas of respiratory and infectious diseases. At the time of the acquisition PharmaResearch was primarily based in Morrisville and Wilmington, North Carolina, with foreign operations based in the United Kingdom, France, Spain and China.

      The acquisition of PharmaResearch allowed the Company to increase significantly the scale and service of its North American clinical development operations. Its strong presence in the field of respiratory and infectious diseases enabled Inveresk Research to build value-added clinical support services for the benefit of the enlarged client base. The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date.

(Dollars in
thousands)

Cash	$5,976
Other current assets	15,571

Total current assets	21,547
Property, plant and equipment	2,249
Customer contracts	2,783
Goodwill	34,907
Current liabilities	(18,236)
Deferred taxation liabilities	(53)
Long term portion of capital leases	(9)

Purchase price (including acquisition costs)	$43,188

      The purchase price payable for PharmaResearch is subject to partial holdback. The customer contracts acquired have an estimated useful life of two years. The goodwill arising from the transaction was all assigned for financial reporting purposes to the clinical segment of the business. The customer contracts and goodwill are not deductible for tax purposes.

Restructuring and Integration costs

      The Company established a plan at the acquisition date to integrate the operations of PharmaResearch with certain of its existing operations. The actions necessary to complete the integration included a reduction of 58 employees across the enlarged Company (37 employees of PharmaResearch and 21 employees of the Company), the relocation of the Morrisville operations of PharmaResearch to the Company’s premises in Cary, North Carolina, integration of certain administrative functions and operating entities between the two

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

businesses, combination of the PharmaResearch operations in London, Paris and Madrid with those of the Company and the closure of certain office premises.

      In connection with this plan the Company has recorded provisions that have been reflected in the purchase price allocation of $2.6 million and provisions of $1.1 million that are included in restructuring and integration costs arising from business acquisitions in the consolidated statement of operations. The Company implemented the restructuring plan in early September, with 37 former PharmaResearch employees and 21 former Inveresk employees leaving the Company during September. By January 2004, the employees based at the PharmaResearch facility in Morrisville, North Carolina were relocated to the Company’s nearby facility in Cary, North Carolina and the office in China was closed. The following amounts have been recorded in respect of the restructuring plan:

	Severance and
	Related Costs		Other Costs
					Lease Termination
	Pharma		Pharma		and Abandonment
	Research	Inveresk	Research	Inveresk	Costs

	(Dollars in thousands)
Amount established at acquisition	$1,190	$676	$348	$412	$1,137
Utilized from July 29, 2003 to December 31, 2003	(877)	(676)	(242)	(344)	—

Balance at December 31, 2003	$313	$—	$106	$68	$1,137

      The Company expects the remaining provisions for severance costs to be utilized in 2004. The lease termination and abandonment costs will be utilized over the terms of the property leases concerned.

Year Ended December 30, 2001

      On April 5, 2001, the Company acquired the whole of the outstanding stock of ClinTrials Research Inc. for cash of $120.8 million. The estimated fair value of assets acquired and liabilities assumed are summarized below:

(Dollars in
thousands)

Allocation of purchase price:
Net current assets (including cash of $5,700)	$1,201
Property, plant and equipment	37,353
Goodwill	95,699
Deferred taxation liabilities	(13,183)
Long term liabilities	(223)

Purchase price (including acquisition costs)	$120,847

      Tax losses at the acquisition date amounted to approximately $40 million and these remain unutilized at December 31, 2003. A valuation allowance has been established against the whole of these losses, and to the extent that this valuation allowance is reduced in future, the reduction will be allocated to reduce goodwill.

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

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The movement on the restructuring provision was:

(Dollars in
thousands)

Amount established at acquisition	$3,416
Utilized during 2001	(2,251)

Balance accrued at December 30, 2001	1,165
Utilized during 2002	(945)

Balance accrued at December 31, 2002	220
Utilized during 2003	(220)

Balance accrued at December 31, 2003	$—

      The provision established at acquisition comprised $1.7 million in respect of severance payments to 74 people in the statistical and data management and various administrative functions, $1.3 million relating to rental and services costs on the surplus space vacated at Maidenhead, $0.3 million relating to dilapidations on the Maidenhead property and $0.1 million of other expenditures.

      The following unaudited consolidated pro forma results of operations for the years ended December 31, 2003 and 2002 give effect to the acquisition of PharmaResearch as if it was completed at the beginning of each period. These pro forma results reflect incremental financing costs resulting from the acquisition and the amortization of acquired intangible assets.

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
Net service revenue	$296,375	$263,061

Net income (loss)	$37,176	$(26,885)

Earnings (loss) per share
Basic	$1.02	$(0.90)
Diluted	$0.99	$(0.90)
Number of shares used in calculating earnings (loss) per share
Basic	36,527,491	29,735,957
Diluted	37,705,378	29,735,957

      This unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to represent the results of operations which would actually have occurred had the companies operated as one during the period, nor to predict the Company’s results of future operations. No effect has been included for synergies, if any, that might have been realized through the acquisition.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property, Plant and Equipment

      The composition of property, plant and equipment is as follows:

	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
Land, buildings and leasehold improvements	$128,506	$98,974
Plant and equipment	113,717	86,246

	242,223	185,220
Less accumulated depreciation	(96,859)	(76,650)

	$145,364	$108,570

      Included in plant and equipment are assets with a cost of $0.7 million and $2.9 million at December 31, 2003 and December 31, 2002 which are the subject of capital leases.

7.	Goodwill

      The following table sets forth an analysis of goodwill.

	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
Goodwill	$198,306	$147,765
Less accumulated amortization	(14,067)	(12,722)

	$184,239	$135,043

8.	Intangible Assets

      The composition of intangible assets is as follows:

	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
Customer contracts	$2,783	$—
Less accumulated amortization	(580)	—

	$2,203	$—

      The customer contracts were acquired in connection with the acquisition of PharmaResearch. Future amortization expense is expected to be $1.4 million in 2004 and $0.8 million in 2005.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued expenses

      The composition of accrued expenses is as follows:

	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
Restructuring provision in respect of European Clinical Operations (Note 5)	$—	$220
Provision in respect of restructuring and integration costs associated with the acquisition of PharmaResearch (Note 5)	1,624	—
Invoices received not processed	3,136	2,190
Fair value of US $ interest rate swap (Note 10)	986	1,096
Reserve for losses on contracts	3,986	2,471
Accrued payroll costs and social taxes	8,139	6,966
Interest accrued on bank loans and interest rate swaps	—	603
Other accrued expenses	11,179	7,853

	$29,050	$21,399

10.	Credit Facilities and Derivative Instruments

Facilities

2003

      In July 2003, the Company entered into a new $150 million syndicated bank credit facility part of which was used to finance the acquisition of PharmaResearch and also to repay the borrowings outstanding under our former bank credit facility. Scheduled principal repayments of $1.9 million were made on each of September 30, 2003 and December 31, 2003. In addition on December 31, 2003, we repaid $13 million of the term loan facility ahead of schedule. At December 31, 2003 the facility totaled $133.2 million comprised of $58.2 million of term loans in U.S. dollars and up to $75 million of loans available in multiple currencies under a revolving credit arrangement.

      At December 31, 2003, the borrowings under the facility comprised $58.2 million drawn down as a five year term loan with repayments due quarterly until December 31, 2007. Such borrowings bear interest at rates between LIBOR plus 1.25% and LIBOR plus 2.00% depending on the ratio of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to borrowings. Based on the financial position of the company at September 30, 2003 the borrowings currently bear interest at LIBOR plus 1.5%. The exposure to interest rate fluctuations on the loans drawn under this facility has been limited by retaining, with minor amendments, the interest rate swaps entered into previously in connection with the previous bank credit facility. The bank credit facility subjects the Company to significant affirmative, negative and financial covenants, is guaranteed by the Company and its significant subsidiaries and is secured by liens on substantially all of the assets and pledges of the shares of the subsidiaries. The covenants include, but are not limited to, a maximum leverage ratio, a minimum net worth amount and a minimum amount for the ratio of consolidated EBITDA to consolidated financial charges. The Company was in compliance with these covenants at December 31, 2003.

2002

      At December 31, 2002, $67.5 million of bank debt had been drawn under a bank credit facility (“the facility”). Such debt was repayable in U.S. dollars and bore interest at the London Inter-Bank Offered Rate (“LIBOR”) plus 1.25%. The facility was secured by the Company’s principal assets. The borrowings were

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repaid in part on various dates during 2003 and we made a final repayment of the borrowings under the facility immediately prior to completing the acquisition of PharmaResearch on July 29, 2003.

Fair Value of Financial Instruments and Derivative Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued liabilities approximate fair value because of the short term maturity of these instruments. The carrying amount of the Company’s long term debt approximates fair value because of the variability of the interest cost associated with these borrowings.

      The Company uses foreign exchange contracts to manage the risk of foreign exchange rate fluctuations. At December 31, 2003 the Company had one forward currency contract outstanding. This was to sell $14 million and buy Can$18.552 million on March 31, 2004. This contract was recorded at fair value of $0.3 million at December 31, 2003 and an unrealized gain of $0.3 million was recorded in selling general and administrative expenses.

      The Company also enters into interest swap arrangements related to its bank borrowings to manage its exposure to variability in cash flows associated with floating interest rates. At December 31, 2003 the Company had two outstanding interest rate swap arrangements. The first arrangement is an interest rate swap, which has a notional amount of $50 million and expires on September 30, 2005. Under this agreement the LIBOR rate applicable to $50 million of debt is fixed at 2.9975%. The second arrangement is an interest rate swap, which has a notional amount of $10 million and expires on September 30, 2004. Under this arrangement the LIBOR rate applicable to $10 million of debt is fixed at 2.5225%. The estimated fair value of these two swaps is based on the quoted market prices. At December 31, 2003 and December 31, 2002, the fair value was estimated to be a liability of $1.0 million and $1.1 million, respectively. The unrealized gains or losses recorded as additional interest income or cost in the years ended December 31, 2003 and December 31, 2002 were a gain of $0.1 million and a loss of $1.1 million. In the year ended December 30, 2001, an additional interest cost of $2.0 million was recorded on the mark to market of interest rate swaps in place during that year.

11.	Commitments

Operating Leases

      The Company leases office space and office equipment under various operating leases. Minimum rental commitments payable in future years under operating leases having initial or remaining non-cancellable terms of one year or more at December 31 are as follows:

(Dollars in
thousands)

2004	$7,049
2005	5,849
2006	6,667
2007	6,272
2008	5,615
Thereafter	21,377

Total minimum rentals	52,829
Less minimum rentals due under non-cancellable subleases	(674)

$52,155

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense is comprised of the following:

			52 Weeks
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

	(Dollars in thousands)
Minimum rentals	$7,935	$6,112	$5,466
Less sublease rentals	(437)	(944)	(670)

	$7,498	$5,168	$4,796

Capital Leases

      The Company has capital lease obligations relating to scientific machinery, vehicles and office equipment. The Company’s commitments under capital leases are:

(Dollars in
thousands)

2004	$161
2005	147
2006	45
2007	—
2008	—
Thereafter	—

$353

Capital Commitments

      The Company has commitments in relation to capital expenditure amounting to $3.1 million at December 31, 2003 and had commitments of $12.1 million at December 31, 2002. Payments of the capital commitments at December 31, 2003 are all expected to be made in 2004.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income taxes

      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
Deferred tax assets:
Defined benefit pension obligations	$7,364	$3,987
Federal and state net operating losses	13,652	14,893
Foreign net operating losses	425	768
Interest rate swaps	296	329
U.K. share option deductions	555	—
Other deferred tax assets	3,583	1,451

Total deferred tax assets	25,875	21,428
Valuation allowance for deferred tax assets	(15,789)	(15,830)

Net deferred tax assets	$10,086	$5,598
Deferred tax liabilities Property, plant and equipment	(31,569)	(27,241)
Intangible assets	(532)	—
Other deferred tax liabilities	(500)	(700)

Net deferred tax liabilities	$(22,515)	$(22,343)

      The balance sheet classification of net deferred tax liabilities is as follows:

	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
Net current deferred tax assets	$144	$—
Net non-current deferred tax assets	669	—
Net current deferred tax liabilities	(334)	(204)
Net non-current deferred tax liabilities	(22,994)	(22,139)

Net deferred tax liabilities	$(22,515)	$(22,343)

      Income (loss) before income taxes arises as follows:

			52 Weeks
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

	(Dollars in thousands)
Income (loss) before taxes:
United States	$1,458	$(699)	$(3,152)
Foreign	41,224	(21,696)	(93)

	$42,682	$(22,315)	$(3,245)

      The Company’s Canadian subsidiary qualifies for Canadian Federal and Quebec Scientific Research and Development deductions and tax credits. Expenditures on certain capital assets are fully deductible or may be carried forward indefinitely until utilized. The tax credits are equal to 30% of certain capital and current expenditures. The Canadian federal tax credits are accounted for using the flow through method, in which the

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canadian federal credits are recognized as a reduction of income taxes in the year the credit arises. Quebec provincial tax credits are reported as a component of income from operations in the statement of operations, rather than as a reduction of income tax expense. In the three years ended December 31, 2003, December 31, 2002 and December 30, 2001, $3.5 million, $3.4 million and $1.8 million of Quebec provincial tax credits were offset against direct costs in the statement of operations.

      Provision has not been made for United States or additional foreign taxes on undistributed earnings of foreign subsidiaries as those earnings have been permanently reinvested and the Company has no plans in the foreseeable future to remit these earnings to the United States. It is not practicable to determine the amounts involved.

      Significant components of the provision (benefit) for income taxes are as follows:

			52 Weeks
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

	(Dollars in thousands)
Current:
Domestic	$1,774	$—	$—
Foreign	3,406	3,456	1,665
Deferred:
Domestic	(868)	—	—
Foreign	7,984	9,745	2,011
Foreign Research and Development tax credits	(7,736)	(7,507)	(1,801)

Provision for income taxes	$4,560	$5,694	$1,875

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s consolidated effective tax rate differed from the U.S. federal statutory rate as set forth below:

			52 Weeks
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

	(Dollars in thousands)
Federal statutory rate — 35%	$14,939	$(7,810)	$(1,135)
Non deductible compensation expense on exercise of share options and other management equity incentives	—	15,906	—
Non deductible U.K. stamp duty tax expense	—	464	—
U.K. and Canadian Research and Development tax credits	(7,736)	(7,507)	(1,801)
Amortization of goodwill	—	—	1,156
Difference between foreign income taxed at U.S. Federal Statutory rates and foreign income tax expense	(1,398)	3,207	809
Increase in federal valuation allowance	373	229	1,103
Increase in valuation allowance of foreign subsidiaries	729	357	1,247
U.K. share option deductions	(2,156)	—	—
Other	(191)	848	496

	$4,560	$5,694	$1,875

      A valuation allowance has been established for the amount of United States deferred tax assets primarily related to the Company’s potential tax benefit associated with loss carryforwards. At December 31, 2003, the Company had approximately $39 million of federal net operating loss carryforwards, $31 million of which begin to expire in 2018. Foreign tax losses available for offset against future profits of the business in which they arose, amount to approximately $19 million and have no expiry date.

13.	Stock Option and Other Equity-Based Compensation Plans

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

      All options issued before June 27, 2002 were issued by Inveresk Research Group Limited. Those options subsequently were exchanged for stock options issued by Inveresk Research Group, Inc. (the “replacement options”) on June 28, 2002 under its 2002 Stock Option Plan. The replacement options were issued with exercise prices, exercise periods and other terms substantially the same as those of the options they replaced.

      The replacement options became fully vested (immediately exercisable in full) upon completion of the Company’s initial public offering and such options will expire 10 years after the date of grant of the options they replaced. At December 31, 2003 the number of replacement options remaining outstanding was 615,479. The Company has also issued options that vest in equal annual instalments over the three years following the date of grant. At December 31, 2003 the number of shares issuable on exercise of these options outstanding was 1,204,469.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the options outstanding and exercisable under these plans:

	Shares of Common		Weighted
	Stock Issuable		Average
	upon Exercise	Exercise Price	Exercise Price

Outstanding at December 31, 2000	213,286	$0.19	$0.19
Granted during 2001	948,159	$0.03-$ 0.40	$0.22
Forfeited during 2001	(12,913)	$0.19	$0.19
Exercised during 2001	—	—	—

Outstanding at December 30, 2001	1,148,532	$0.03-$ 0.40	$0.22
Granted during 2002	1,809,941	$0.03-$20.14	$6.84
Forfeited during 2002	(56,567)	$0.19-$13.00	$9.88
Exercised during 2002	(535,689)	$0.05-$ 0.40	$0.22

Outstanding at December 31, 2002	2,366,217	$0.03-$20.14	$5.05
Granted during 2003	421,950	$14.68-$17.75	$17.40
Forfeited during 2003	(109,498)	$10.60-$17.75	$11.46
Exercised during 2003	(858,721)	$0.03-$10.60	$2.52

Outstanding at December 31, 2003	1,819,948	$0.03-$20.14	$8.72

      The following table summarizes the exercise prices of the options outstanding at December 31, 2003:

Shares of Common Stock
Issuable Upon Exercise	Exercise Price

207,891	$0.03 per share
11,736	$0.05 per share
27,634	$0.19 per share
368,218	$0.40 per share
749,619	$10.60 per share
35,000	$13.00 per share
40,000	$14.68 per share
3,500	$16.35 per share
40,000	$17.17 per share
328,850	$17.75 per share
7,500	$20.14 per share

1,819,948

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

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was recorded in respect of those options in the quarter ended March 31, 2002, reducing income from operations by $4.545 million and net income by $4.490 million.

      In the quarter ended June 30, 2002, compensation expense of $19.383 million was recorded in respect of the outstanding share options that vested in accordance with their terms. The Company recorded an additional compensation expense of $29.092 million in connection with its initial public offering, when the percentage equity interest held by certain members of its management team increased in accordance with the terms governing the original issuance of shares of those individuals.

      Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of that statement. The information required is shown in Note 4.

      For purposes of this disclosure, the fair values of the fixed option grants were estimated using the Black-Scholes option-pricing model. The assumptions used have not changed between periods and are as follows:

Risk-free interest rate	3.0%
Volatility factor	60%
Weighted average expected life of options in months	21.8

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective valuation assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in subjective assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

14.	Employee Benefits

      The Company operates both defined contribution plans and a funded defined benefit pension plan, covering certain qualifying employees. Contributions under defined contribution plans are determined as a percentage of gross salary. The expense related to these plans for the year ended December 31, 2003 was $1.9 million, for the year ended December 31, 2002 was $0.9 million and for the 52 weeks ended December 30, 2001 was $1.4 million.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company operates a funded defined benefit pension plan. The benefits under the defined benefit plan are based on years of service and salary levels. Plan assets are primarily comprised of marketable securities. The following provides a reconciliation of benefit obligations, plan assets and the funded status of the defined benefit plan.

			52 Weeks
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

	(Dollars in thousands)
Change in benefit obligations Benefit obligation at beginning of the year	$63,382	$49,836	$48,801
Service cost	3,226	2,921	2,731
Interest cost	3,587	3,058	2,796
Plan participants contributions	1,165	1,055	899
Actuarial losses (gains)	11,790	2,321	(1,979)
Benefits paid	(1,088)	(1,422)	(2,201)
Foreign currency exchange rate changes	8,818	5,613	(1,211)

Benefit obligation at end of the year	$90,880	$63,382	$49,836

Change in plan assets Fair value of plan assets at beginning of the year	$39,066	$40,414	$46,490
Actual return on plan assets	7,172	(8,011)	(6,183)
Company contributions	3,376	3,254	2,638
Plan participants contributions	1,165	1,055	899
Benefits paid	(1,088)	(1,422)	(2,201)
Foreign currency exchange rate changes	5,353	3,776	(1,229)

Plan assets at end of the year	$55,044	$39,066	$40,414

      The following table sets forth the funded status of the defined benefit pension plan:

			52 Weeks
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

	(Dollars in thousands)
Funded status	$(35,836)	$(24,316)	$(9,422)
Unrecognized net actuarial loss (gain)	30,504	20,626	6,275

Net amount recognized	(5,332)	(3,690)	(3,147)
Accrued (liability)	(19,244)	(9,569)	(1,574)

Accrued cost	$(24,576)	$(13,259)	$(4,721)

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003 and 2002 and December 30, 2001, the accumulated benefit obligations of $79.6 million, $52.3 million and $45.1 million exceeded the plan assets by $24.6 million, $13.3 million and $4.7 million respectively. The weighted average assumptions used to determine the projected benefit obligation are:

	December 31,	December 31,	December 30,
	2003	2002	2001

Discount rate	5.5%	5.6%	6.0%
Expected return on plan assets	7.5%	7.5%	6.0%
Rate of compensation increase	4.0%	3.5%	4.0%
Rate of increase in pensions in payment	2.5%	2.0%	2.0%
Price inflation	2.5%	2.0%	2.0%

      The weighted average assumptions used to determine the net periodic pension cost are:

			52 Weeks
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

Discount rate	5.6%	6.0%	6.0%
Expected return on plan assets	7.5%	6.0%	6.0%
Rate of compensation increase	3.5%	4.0%	4.0%
Rate of increase in pensions in payment	2.0%	2.0%	2.5%
Price inflation	2.0%	2.0%	2.5%

      Net periodic pension costs for the defined benefit pension plan include the following components:

			52 Weeks
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

	(Dollars in thousands)
Service cost	$3,226	$2,921	$2,731
Interest cost	3,587	3,058	2,796
Return on plan assets (expected)	(3,121)	(2,589)	(2,759)
Amortization of actuarial loss	809	74	—

Net periodic pension cost	$4,501	$3,464	$2,768

      The major asset categories of the defined benefit plan are as follows:

	December 31,	December 31,
	2003	2002

Equity securities	82%	78%
Fixed interest securities	18%	22%

Total	100%	100%

      The trustees of the defined benefit plan follow a defined investment policy that is set out in the plan’s statement of investment principles prepared in accordance with the requirements of the United Kingdom Pensions Act 1995. The investment policy is guided by an overall objective of achieving over the long term, a return on investments which is consistent with the long term assumptions made by the plan’s actuary in determining the funding of the plan. Over the shorter term the objective is to achieve favorable returns against

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the investment manager’s respective benchmarks. The target asset allocation is 80% equities and 20% fixed interest securities.

      The expected rate of return on assets is based on a weighted average expected rate of return on equities of 8.0% and of 5.25% on fixed interest securities. These rates are established with reference to market rates of return and are reviewed annually.

      As of December 31, 2003, the expected future benefits to be paid for each of the next five years and in the aggregate for the succeeding five years thereafter translated from pounds sterling at the December 31, 2003 exchange rate are as follows:

(Dollars in
thousands)

2004	$1,031
2005	1,086
2006	1,145
2007	1,374
2008	1,649
Thereafter	14,729

$21,014

      As of December 31, 2003, the best estimate of contributions expected to be paid to fund the plan for the next year is £2.0 million (equivalent to $3.6 million). This is based on the funding rate of 14% of pensionable payroll recommended by the plan’s actuary.

      The measurement date used to determine the majority of the plan assets and benefit obligations was December 31, 2003.

15.	Segment Reporting

      The Company is a full-service drug development services group serving the pharmaceutical, biotechnology and medical device industries. Its drug development services comprise two operating segments — pre-clinical and clinical. Pre-clinical services include pre-clinical safety and pharmacology evaluation as well as laboratory sciences services. Pre-clinical services are performed in Edinburgh, Scotland and Montreal, Canada. Clinical services consist of designing, monitoring, and managing trials of new pharmaceutical and biotechnology products on humans, and providing clinical data management, biostatistical, product registration, and pharmacovigilance services. Clinical service activities and revenues are performed and earned primarily in the United States and Europe. The Company’s European clinical operations are performed in Maidenhead, England and Edinburgh, Scotland with its primary satellite offices in Brussels, Belgium and

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Glasgow, Scotland. The operating results of the Company in the individual European countries apart from the United Kingdom are not material. Financial data by segment are as follows:

	Pre-Clinical	Clinical	Total

	(Dollars in thousands)
Year Ended December 31, 2003
Net service revenues from external customers	$163,138	$109,344	$272,482
Depreciation and amortization	9,724	3,156	12,880
Segment income	43,635	12,481	56,116
Segment assets	375,384	266,117	641,501
Intangible assets	65,064	121,378	186,442
Long-lived assets	195,275	137,143	332,418
Expenditures for long-lived assets	26,044	4,311	30,355
Year Ended December 31, 2002
Net service revenues from external customers	$142,174	$80,288	$222,462
Depreciation and amortization	7,939	2,376	10,315
Segment income	43,504	9,044	52,548
Segment assets	290,557	176,746	467,303
Intangible assets	56,063	78,980	135,043
Long-lived assets	155,485	88,128	243,613
Expenditures for long-lived assets	24,545	952	25,497
52 Weeks Ended December 30, 2001
Net service revenues from external customers	$95,172	$61,124	$156,296
Depreciation and amortization	10,355	5,583	15,938
Segment income	17,958	899	18,857
Segment assets	239,260	159,252	398,612
Intangible assets	59,678	74,839	134,517
Long-lived assets	137,634	84,805	222,439
Expenditures for long-lived assets	10,640	505	11,143

      The following table summarizes net service revenues and long-lived assets by geographic area based on the location of the business providing the service.

	USA	Canada	Europe	Total

	(Dollars in thousands)
Year Ended December 31, 2003
Net service revenue from external customers	$52,328	$93,670	$126,484	$272,482
Long-lived assets at December 31, 2003	77,510	97,251	157,657	332,418
Year Ended December 31, 2002
Net service revenue from external customers	$34,551	$84,567	$103,344	$222,462
Long-lived assets at December 31, 2002	36,185	75,052	132,376	243,613
52 Weeks Ended December 30, 2001
Net service revenues from external customers	$23,367	$48,150	$84,779	$156,296
Long-lived assets at December 30, 2001	36,956	65,053	120,430	222,439

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

			52 Weeks
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

	(Dollars in thousands)
Segment income per above segment analysis	$56,116	$52,548	$18,857
Corporate overhead, including compensation charges, stamp duty share offering expenses and restructuring and integration costs	(9,970)	(61,520)	(4,408)

Income (loss) from operations per financial statements	$46,146	$(8,972)	$14,449

Expenditures for long-lived assets per above segment analysis	$30,355	$25,497	$11,143
Expenditures for long-lived assets not allocated to segments	59	—	—

Expenditures for long-lived assets per financial statements	$30,414	$25,497	$11,143

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
Segment assets per above segment analysis	$641,501	$467,303
Long lived assets not allocated to segments	57	—
Deferred debt issue costs not allocated to segments	1,593	527
Elimination of inter segment balances	(194,072)	(135,363)

Assets per financial statements	$449,079	$332,467

Long-lived assets per above segment analysis	$332,418	$243,613
Long-lived assets not allocated to segments	57	—
Deferred debt issue costs not allocated to segments	1,593	527

	$334,068	$244,140

      No client accounted for more than 10% of the Company’s consolidated net revenue for any of the periods covered by these financial statements.

16.	Contingencies

      From time to time the Company is subject to claims, suits and administrative proceedings arising in the ordinary course of business. The company does not expect that any of the claims, suits or proceedings of which we have been notified will have a material adverse effect upon its liquidity, results of operations or financial condition.

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Related Party Transactions

      Prior to its initial public offering in 2002, the Company entered into various transactions with its principal shareholder, Candover Investments PLC. The Company’s unsecured subordinated loan stock that was repaid at the time of its initial public offering, was held by Candover Investments PLC and certain other Candover Investors. The Company paid costs associated with the issue of the loan stock to Candover Investments PLC amounting to $0.7 million in 2001. The Company paid charges to Candover Investments PLC for the services of Mr. I. Gray as a director of Inveresk Research Group Limited amounting to less than $0.1 million in each of 2002 and 2001.

      Certain of the directors of Inveresk Research Group, Inc. own common stock of the Company and also hold stock options.

18.	Other Comprehensive Income (Loss)

      The balance of other comprehensive income (loss) comprised:

	Before-Tax		Net-of-Tax
	Amount	Tax Benefit	Amount

	(Dollars in thousands)
December 31, 2003
Foreign currency translation	$29,881	$—	$29,881
Minimum pension liability adjustment	(18,010)	5,414	(12,596)
Tax benefit of share option exercises	—	219	219

	$11,871	$5,633	$17,504

December 31, 2002
Foreign currency translation	$926	$—	$926
Cumulative-effect adjustment for SFAS 133	(193)	58	(135)
Minimum pension liability adjustment	(9,407)	2,834	(6,573)

	$(8,674)	$2,892	$(5,782)

19.	Allowance for Doubtful Accounts and Reserve for Losses on Contracts

			52 Weeks
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

	(Dollars in thousands)
Doubtful accounts allowance
Balance, beginning of period	$1,021	$760	$312
Acquisition of subsidiaries	—	—	724
Utilized	(88)	(29)	(163)
Net charge (credit) to income	413	269	(24)
Translation	179	21	(89)

Balance, end of period	$1,525	$1,021	$760

INVERESK RESEARCH GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			52 Weeks
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 30,
	2003	2002	2001

	(Dollars in thousands)
Reserve for losses on contracts
Balance, beginning of period	$3,581	$3,484	$1,259
Acquisition of subsidiaries	375	—	2,395
Utilized	(2,112)	(1,256)	(890)
Net charge to income	2,682	1,119	743
Translation	361	234	(23)

Balance, end of period	$4,887	$3,581	$3,484

      At December 31, 2003 and December 31, 2002, $0.9 million and $1.1 million respectively of the reserve for losses on contracts was offset against unbilled receivables and $4.0 million and $2.5 million respectively was included within accrued expenses in the consolidated balance sheets.

INVERESK RESEARCH GROUP, INC.

QUARTERLY FINANCIAL INFORMATION

	First	Second	Third	Fourth

	(Dollars in thousands except share and per share data)

	(Unaudited)
2003
Net service revenue	$57,684	$67,035	$70,571	$77,192

Income from operations	8,571	12,941	11,864	12,770

Income before income taxes	7,672	12,025	10,791	12,194

Net income (loss)	$7,377	$10,159	$9,564	$11,022

Earnings (loss) per share
Basic	$0.20	$0.28	$0.26	$0.30
Diluted	$0.20	$0.27	$0.25	$0.29
Weighted average number of common shares outstanding:
Basic	36,081,610	36,352,511	36,505,169	37,159,079
Diluted	37,366,463	37,624,192	37,720,565	38,336,966
2002
Net service revenue	$53,163	$55,549	$55,923	$57,827

Income (loss) from operations	5,232	(37,877)	11,695	11,978

Income (loss) before income taxes	1,216	(42,878)	8,758	10,589

Net income (loss)	$(414)	$(44,337)	$7,339	$9,403

Earnings (loss) per share
Basic	$(0.02)	$(1.87)	$0.21	$0.26
Diluted	$(0.02)	$(1.87)	$0.20	$0.25
Weighted average number of common shares outstanding:
Basic	23,485,654	23,770,595	35,570,449	35,984,350
Diluted	23,485,654	23,770,595	37,385,219	37,796,452

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed no later than March 31, 2004.

Item 9A.	Controls and Procedures

      The Chief Executive Officer and the Chief Financial Officer are responsible for establishing and maintaining a system of disclosure controls and procedures to ensure the accuracy and completeness of the Company’s quarterly and annual reports. They are also responsible for conducting a review of the effectiveness of the disclosure controls and procedures, and disclosing their conclusions about the effectiveness of the disclosure controls and procedures based on the review.

Description of Principal Disclosure Controls and Procedures

      The system of disclosure controls and procedures cannot provide absolute assurance on the accuracy and completeness of the Company’s annual and quarterly reports, but it has been designed to meet the Company’s needs and the risks to which it is exposed.

      There is a continuous process of identifying, evaluating and managing the risks to which the Company is exposed that has been in place throughout 2003. The key elements of the process are:

•	Formal reporting on a monthly basis to the Chief Executive Officer and Chief Financial Officer on the results of operations and on any emerging risks and issues. The monthly results are analyzed by business segment and all significant variations from budget and the prior year are investigated. The day-to-day responsibility for each business unit rests with experienced management and the Company has a clear organization structure that includes appropriate delegation of authority. There is regular contact between the Chief Executive Officer and Chief Financial Officer and the President of each business unit.

•	Formal Board approval of the annual budget for each financial year. Annual budgets are prepared in detail for each business unit.

•	Review of each quarterly or annual report by the Audit Committee. The Audit Committee also meets with the Company’s external auditors on a quarterly basis to discuss the results of the external auditors’ review of the quarterly financial statements or audit of the annual financial statements and any internal control matters arising from such review or audit.

•	Confirmation each quarter from the President of each business unit covering the accuracy of the reported financial results of the business, and that all significant issues affecting the business have been reported to the Chief Executive Officer and Chief Financial Officer.

•	Confirmation from the Vice-President of Finance for each business unit that certain financial control procedures have been completed.

•	Consultation on significant matters with the Company’s professional advisers.

      In addition to the above procedures, the Company has an internal audit function and a formal plan is now in place. The internal audit function has been outsourced to one of the big four international accounting firms other than our external independent auditors. The internal audit team reports regularly to the Audit Committee and senior management.

Evaluation of Disclosure Controls and Procedures

      Based on their review of the disclosure controls and procedures as of December 31, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has effective disclosure controls and procedures.

Changes in Internal Controls

      There have been no significant changes in the internal controls nor in other factors that could significantly affect these controls subsequent to December 31, 2003.

Code of Ethics

      We maintain a code of ethics governing the conduct of our business and behavior by our personnel. A copy of this code may be obtained by sending a written request to 11000 Weston Parkway, Cary, North Carolina, 27513, Attention: Martha Boyd.

Audit Committee Composition

      Our audit committee is chaired by S. Louise McCrary who is independent of management and fulfills the criteria for qualification as a financial expert.

Additional Information

      Copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K may be obtained free of charge through our website at www.inveresk.com.

PART III

Item 10.	Directors and Executive Officers

      Except for information relating to our code of ethics, as mentioned in Item 9A above, the information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed no later than March 31, 2004.

Item 11.	Executive Compensation

      The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed no later than March 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Except for information relating to equity compensation plans, as disclosed in Item 5 above, the information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed no later than March 31, 2004.

Item 13.	Certain Relationships and Transactions

      The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed no later than March 31, 2004.

Item 14.	Principal Accounting Fees and Services

      The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed no later than March 31, 2004.

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

      (b) Reports on Form 8-K

      We filed a Current Report on Form 8-K, dated October 29, 2003, including our press release announcing our earnings information for the quarter ended September 30, 2003, a transcript of a conference call held on

October, 29, 2003, discussing the results for the quarter ended September 30, 2003 and a slide presentation given on October 29, 2003 with respect to the results for the quarter ended September 30, 2003.

      We filed an amended Current Report on Form 8-K/ A, dated October 30, 2003 containing an amended consent of independent auditors’ relating to the consolidated financial statements of PharmaResearch Corporation.

      We filed a Current Report on Form 8-K, dated November 7, 2003 including our press release announcing a proposed public offering of 10,000,000 shares of common stock (with an additional 1,500,000 shares issuable upon exercise of the underwriters’ over allotment option).

      We filed a Current Report on Form 8-K, dated November 20, 2003 including our press release announcing the pricing of a public offering of stock.

      We filed a Current Report on Form 8-K, dated November 20, 2003 containing a copy of the form of underwriting agreement expected to be used in connection with the public offering.

      We filed a Current Report on Form 8-K, dated November 26, 2003 including our press release announcing the closing of a public offering of 11,500,000 shares of common stock.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVERESK RESEARCH GROUP, INC.

By:	/s/ D.J. PAUL E. COWAN

D.J. Paul E. Cowan
Chief Financial Officer and Treasurer

Date: February 20, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ WALTER S. NIMMO Walter S. Nimmo	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2004

/s/ D.J. PAUL E. COWAN D.J. Paul E. Cowan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2004

/s/ ROLAND W. BOYD Roland W. Boyd	Company Controller	February 20, 2004

/s/ IAN P. SWORD Ian P. Sword	Chairman of the Board of Directors	February 20, 2004

/s/ JOHN URQUHART John Urquhart	Vice Chairman of the Board of Directors	February 20, 2004

/s/ VANESSA C. L. CHANG Vanessa C. L. Chang	Director	February 20, 2004

/s/ JOHN T. HENDERSON John T. Henderson	Director	February 20, 2004

/s/ S. LOUISE MCCRARY S. Louise McCrary	Director	February 20, 2004

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Inveresk Research Group, Inc.*
3.2	Bylaws of Inveresk Research Group, Inc.*
4.1	Form of Stock Certificate.*
10.1	Lease Agreement, dated September 30, 1996, between Highwoods/ Forsyth Limited Partnership and ClinTrials Research Inc.*
10.2	Lease Agreement, dated November 2, 1993, between Ortem Developments Limited and ClinTrials Research Limited.*
10.3	Lease Agreement, dated March 7, 1996, between Ortem Developments Limited and ClinTrials Research Limited.*
10.4	Lease Agreement, dated March 13, 1998, between Taylor Woodrow Property Company Limited and ClinTrials Research Limited.*
10.5	Registration Rights Agreement, dated as of May 15, 2002, among Inveresk Research Group, Inc. and the stockholders of Inveresk Research Group, Inc. listed therein.*
10.6	Amendment No. 1 to Registration Rights Agreement, dated January 30, 2003.†
10.7	Inveresk Research Group, Inc. 2002 Non-Employee Directors Stock Option Plan.*
10.8	Inveresk Research Group, Inc. 2002 Stock Option Plan*
10.9	ClinTrials BioResearch Ltd. Pension Plan for Senior Management Employees, dated September 1, 2000.*
10.10	Pension Plan for Designated Employees of ClinTrials BioResearch Ltd., dated August 1, 1996.*
10.11	Memorandum of Agreement, dated June 19, 1997 between ClinTrials BioResearch Ltd. and Michael F. Ankcorn.*
10.12	Agreement, dated February 1997, among ClinTrials BioResearch Ltd., Bio-Research Laboratories Ltd. and Norah K. Taylor.*
10.13	Service Agreement, dated as of September 20, 1999, between Inveresk Research International Limited and Walter S. Nimmo.*
10.14	Employment Agreement, dated as of June 21, 2002, between Inveresk Research International Limited and D.J. Paul E. Cowan.*
10.15	Amendment No. 1 to Employment Agreement between Inveresk Research International Limited and D.J. Paul E. Cowan, dated as of February 17, 2003.†
10.16	Executive Employment Agreement, dated as of July 24, 1996, between ClinTrials BioResearch Ltd. and Michael F. Ankcorn, together with Addendum, dated August 29, 2001, and Addendum, dated June 3, 2002.*
10.17	Employment Agreement, dated as of June 21, 2002, between Inveresk Research International Limited and Nicholas J. Thornton.*
10.18	Employment Agreement, dated as of June 21, 2002, between Inveresk Research International Limited and Alastair S. McEwan.*
10.19	Employment Agreement, dated as of June 21, 2002, between Inveresk Research International Limited and Brian Bathgate.*
21.1	List of Subsidiaries.
31.1	Rule 13a-14(a) Certification by Inveresk Research Group, Inc.’s Chief Executive Officer, Walter S. Nimmo.
31.2	Rule 13a-14(a) Certification by Inveresk Research Group, Inc.’s Chief Financial Officer, D.J. Paul E. Cowan.
32.1	Section 1350 Certifications.

*	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-83536).

†	Incorporated by reference to our Form 10-K filing for the year ended December 31, 2002.