Form 10-Q
period 2004-03-31
INVERESK RESEARCH GROUP INC
filed 2004-05-07
CIK 1169358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number

INVERESK RESEARCH GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	43-1955097 (I.R.S. Employer Identification No.)
11000 Weston Parkway, Cary, NC (Address of Principal Executive Offices)	27513 (Zip Code)

(919) 460-9005
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $0.01 per share	38,025,570
at April 30, 2004

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

i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Inveresk Research Group, Inc.

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share and share data)

	Quarter ended	Quarter ended
	March 31,	March 31,
	2004	2003
Net service revenue	$76,738	$57,684
Direct costs excluding depreciation	(39,921)	(29,278)

	36,817	28,406
Selling, general and administrative expenses:
Share offering expenses	(306)	(658)
Other selling, general and administrative expenses	(19,853)	(16,228)

Total selling, general and administrative expenses	(20,159)	(16,886)
Depreciation	(3,465)	(2,949)
Amortization of intangibles	(348)	—

Income from operations	12,845	8,571
Interest income	101	72
Interest expense	(899)	(971)

Income before income taxes	12,047	7,672
Provision for income taxes	250	(295)

Net income	$12,297	$7,377

Earnings per share:
Basic	$0.32	$0.20
Diluted	$0.31	$0.20
Weighted average number of common shares outstanding:
Basic	37,923,816	36,081,610
Diluted	39,160,749	37,366,463

See accompanying notes to condensed consolidated financial statements.

Inveresk Research Group, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2004	December 31,
	(unaudited)	2003
ASSETS
Current assets:
Cash and cash equivalents	$24,928	$24,579
Accounts receivable, net	42,459	53,391
Unbilled receivables, net	32,759	24,331
Income taxes receivable	5,126	4,045
Inventories	1,408	1,619
Deferred income taxes	2,935	144
Other current assets	9,720	6,902

Total current assets	119,335	115,011
Property, plant and equipment, net	149,110	145,364
Goodwill	172,993	184,239
Intangible assets	1,855	2,203
Deferred income taxes	12,619	669
Deferred debt issue costs	1,506	1,593

	$457,418	$449,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,574	$20,389
Advance billings	57,462	56,745
Accrued expenses	25,012	29,050
Income taxes payable	2,345	2,018
Deferred income taxes	290	334
Current portion of long term debt	7,634	7,857

Total current liabilities	110,317	116,393
Deferred income taxes	23,226	22,994
Long term debt	49,220	50,941
Defined benefit pension plan obligation	25,849	24,576
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value 150,000,000 shares authorized; 37,980,837 and 37,863,498 outstanding at March 31, 2004 and December 31, 2003	380	379
Additional paid-in capital	212,369	211,963
Retained earnings	16,626	4,329
Accumulated other comprehensive income	19,431	17,504

Total shareholders’ equity	248,806	234,175

	$457,418	$449,079

See accompanying notes to condensed consolidated financial statements.

Inveresk Research Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Quarter ended	Quarter ended
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,297	$7,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	3,465	2,949
Amortization of intangible assets	348	—
Deferred pension obligations	490	401
Deferred income taxes	(1,042)	(278)
Amortization of deferred loan issue costs	92	42
Changes in operating assets and liabilities:
Accounts receivable	3,525	(688)
Advance billings	(249)	(790)
Inventories	211	(36)
Accounts payable and accrued expenses	(4,453)	(1,108)
Income taxes	(808)	(353)
Other assets and liabilities	(2,760)	(2,731)

Net cash provided by operating activities	11,116	4,785
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,707)	(4,302)

Net cash used in investing activities	(8,707)	(4,302)
CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	407	66
Payment of deferred debt issue costs	(5)	(58)
Repayments of long-term debt	(1,938)	(5,000)

Net cash provided by (used in) financing activities	(1,536)	(4,992)
Effect of foreign currency exchange rate changes on cash	(524)	708

Increase (decrease) in cash and cash equivalents	349	(3,801)
Cash and cash equivalents at beginning of period	24,579	19,909

Cash and cash equivalents at end of period	$24,928	$16,108

Supplemental cash flow information:
Interest paid	$762	$18

Income tax paid	$971	$463

See accompanying notes to condensed consolidated financial statements.

Inveresk Research Group, Inc.

Condensed Consolidated Statements of Comprehensive Income and Shareholders’ Equity
(unaudited)
(In thousands, except share data)

	Shares of
	Common		Par		Retained	Accumulated
	Stock	Total	Value	Additional	Earnings	Other
	$0.01 Par	Shareholders’	Paid-in	Paid-in	(Accumulated	Comprehensive
	Value	equity	Capital	Capital	Deficit)	Income (Loss)
Balance at December 31, 2003	37,863,498	$234,175	$379	$211,963	$4,329	$17,504
Issue of common stock	117,339	407	1	406	—	—
Comprehensive income (loss):
Foreign currency translation adjustments		1,776	—	—	—	1,776
Tax benefit arising on options granted on or after June 27, 2002		151	—	—	—	151
Net income for period to
March 31, 2004		12,297	—	—	12,297	—

Comprehensive income		14,224

Balance at March 31, 2004	37,980,837	$248,806	$380	$212,369	$16,626	$19,431

Balance at December 31, 2002	36,004,777	$152,403	$360	$191,618	$(33,793)	$(5,782)
Issue of common stock	260,483	66	3	63	—	—
Comprehensive income:
Foreign currency translation adjustments		2,901	—	—	—	2,901
Net income for period to March 31, 2003		7,377	—	—	7,377	—

Comprehensive income		10,278

Balance at March 31, 2003	36,265,260	$162,747	$363	$191,681	$(26,416)	$(2,881)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2003 filed with the SEC on Form 10-K. The results of operation for the quarter ended March 31, 2004 are not necessarily indicative of the results of operation that may be expected for the year ending December 31, 2004.

3. Summary of Significant Accounting Policies

Earnings Per Share

Earnings per share is computed in accordance with Statements of Financial Accounting Standards (“SFAS”) 128, “Earnings per Share”. SFAS 128 requires presentation of both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is based on the weighted average number of common shares outstanding during the year while Diluted EPS also includes the dilutive effect of share options. The number of share options not reflected in Diluted EPS because they were anti-dilutive was nil in respect of the quarter ended March 31, 2004 and 11,000 in respect of the quarter ended March 31, 2003.

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees"(“APB 25”). Compensation cost for stock options granted to employees is based on the excess of the quoted market price of the Company’s stock on the measurement date over the amount an employee must pay to acquire the stock (the “intrinsic value”) and is recognized over the vesting

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

period. No compensation cost was recognized in respect of options where the vesting of the options was conditional upon the listing of the Company’s shares on a recognized stock exchange, prior to the condition being met. Once the condition was met, the compensation expense was recorded in full on the date when the condition was satisfied.

Had compensation expense been determined for the Company’s option grants consistent with the provisions of SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), the Company’s net income (loss) for the periods shown below would have reflected the pro forma amounts set forth in the table below.

	Quarter ended	Quarter ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands, except per share data)
Reported net income	$12,297	$7,377
Compensation expense in respect of stock options deducted in the computation of reported net income	—	—
Compensation expense in respect of stock options computed on the fair value method	(746)	(313)

Pro forma net income	$11,551	$7,064

Reported basic earnings per share	$0.32	$0.20
Pro forma basic earnings per share	$0.31	$0.20
Reported diluted earnings per share	$0.31	$0.20
Pro forma diluted earnings per share	$0.29	$0.19

The assumptions underlying the calculation of this pro forma data are described in Note 7.

New Accounting Pronouncements

On March 2004, the EITF reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-01). EITF 03-01 is applicable to (a) debt and equity securities within the scope of Statement 115, (b) debt and equity securities within the scope of Statement 124 and that are held by an investor that reports a performance indicator, and (c) equity securities not within the scope of Statement 115 and not accounted for under Opinion 18’s equity method (e.g., cost method investments). EITF 03-01 provides a step model to determine whether an investment is impaired and if an impairment is other-than-temporary. In addition, it requires that investors provide certain disclosures for cost method investments and, if applicable, other information related specifically to cost method investments, such as the aggregate carrying amount of cost method investments, the aggregate amount of cost method investments that the investor did not evaluate for impairment because an impairment indicator was not present, and the situations under which the fair value of a cost method investment is not estimated. The disclosures related to cost method investments should not be aggregated with other types of investments. The EITF 03-01 impairment model shall be applied prospectively to all current and future investments within the scope of the Issue, effective in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for annual periods for fiscal years ending after June 15, 2004.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

4. Business Acquisitions

On July 29, 2003 the Company acquired all of the outstanding capital stock of PharmaResearch Corporation (“PharmaResearch”) for $43.2 million, financed through bank borrowings. The results of operations of PharmaResearch have been included in the consolidated financial statements since that date. PharmaResearch was a U.S.-based drug development services group focused on the provision of Phase II-IV clinical trials support services, principally in the areas of respiratory and infectious diseases. PharmaResearch was based in Morrisville and Wilmington, North Carolina, with foreign operations based in the United Kingdom, France, Spain and China.

Restructuring and integration of PharmaResearch

The Company established a plan at the acquisition date, July 29, 2003, to integrate the operations of PharmaResearch with our existing operations. The actions covered by the integration included a reduction of 58 employees (37 employees of PharmaResearch and 21 employees of our company), the relocation of the Morrisville, North Carolina operations of PharmaResearch to our premises in Cary, North Carolina, integration of certain administrative functions and operating entities between the two businesses, combination of the PharmaResearch operations in London, Paris and Madrid with those of our company and the closure of certain office premises.

In connection with the integration plan the Company has recorded a provision of $2.6 million that was reflected in the purchase price allocation and a provision of $1.1 million that was reflected on our consolidated statement of operations in restructuring and integration costs arising from business acquisitions in 2003. The Company implemented the headcount reductions in early September, with 37 former PharmaResearch employees and 21 former Inveresk employees leaving the Company during September 2003. By January 2004, the employees based at the PharmaResearch facility in Morrisville, North Carolina were relocated to our nearby facility in Cary, North Carolina and the office in China was closed. The following amounts have been recorded in respect of the restructuring plan:

	Severance and related costs		Other costs		Lease
					termination
	Pharma		Pharma		and abandonment
	Research	Inveresk	Research	Inveresk	costs
		(Dollars in thousands)
Amount established at acquisition	$1,190	$676	$348	$412	$1,137
Utilized from July 29, 2003 to December 31, 2003	(877)	(676)	(242)	(344)	—

Balance at December 31, 2003	313	—	106	68	1,137

Reclassification	—	—	331	—	(331)
Utilized in the first quarter of 2004	(266)	—	(82)	(35)	(237)
Released to reduce goodwill in the first quarter of 2004	—	—	—	—	(136)
Translation adjustment	—	—	3	—	27

Balance at March 31, 2004	$47	$—	$358	$33	$460

The Company expects the remaining provisions for severance costs to be utilized in 2004. The lease termination and abandonment costs will be utilized over the periods of the leases of the properties concerned.

The following table compares the Company’s net service revenues, net income and earnings per share data for the first quarter of 2004 with pro forma figures for the same information for the first quarter

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

of 2003, computed to show the effect of the PharmaResearch acquisition as if had been acquired on January 1, 2003.

	Quarter	Quarter ended
	ended March	March
	31, 2004	31, 2003
	(Dollars in thousands, except per share data)
Net service revenue	$76,738	$68,369
Net income (loss)	$12,297	$7,042
Earnings (loss) per share
Basic	$0.32	$0.20
Diluted	$0.31	$0.19
Number of shares used in calculating earnings (loss) per share
Basic	37,923,816	36,081,610
Diluted	39,160,749	37,366,463

This unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which would actually have occurred had the companies operated as one during the period. No effect has been included for synergies, if any, that might have been realized through the acquisition.

5. Credit Facilities and Debt

At March 31, 2004 the Company’s bank credit facilities totaled $131.4 million comprised of $56.4 million of term loans in U.S. dollars and up to $75 million of loans available in multiple currencies under a revolving credit arrangement.

At March 31, 2004, the borrowings under the facility comprised $56.4 million drawn down as a five year term loan with repayments due quarterly until December 31, 2007. Such borrowings bear interest at rates between LIBOR plus 1.25% and LIBOR plus 2.00% depending on the ratio of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to borrowings. Based on the financial position of the company at December 31, 2003 the borrowings currently bear interest at LIBOR plus 1.25%. The exposure to interest rate fluctuations on the loans drawn under this facility has been limited by retaining, with minor amendments, the interest rate swaps entered into previously in connection with the previous bank credit facility. The bank credit facility subjects the Company to significant affirmative, negative and financial covenants, is guaranteed by the Company and its significant subsidiaries and is secured by liens on substantially all of the assets and pledges of the shares of the subsidiaries. The covenants include, but are not limited to, a maximum leverage ratio, a minimum net worth amount and a minimum amount for the ratio of consolidated EBITDA to consolidated financial charges. The Company was in compliance with these covenants at March 31, 2004.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

6. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Defined benefit pension obligations	$7,746	$7,364
Federal and state net operating losses	13,261	13,652
Foreign net operating losses	438	425
Interest rate swaps	344	296
U.K. share option deductions	539	555
Other deferred tax assets	2,972	3,583

Total deferred tax assets	25,300	25,875
Valuation allowance for deferred tax assets	(539)	(15,789)

Net deferred tax assets	$24,761	$10,086
Deferred tax liabilities
Property, plant and equipment	(31,508)	(31,569)
Intangible assets	(715)	(532)
Other deferred tax liabilities	(500)	(500)

Net deferred tax liabilities	$(7,962)	$(22,515)

Following the completion of the integration of PharmaResearch Corporation into the clinical operations in the USA, in the first quarter of 2004, the Company has reassessed the valuation allowance previously established to reduce the value of the deferred tax assets (mainly arising on net operating losses) in the USA. As a consequence, the valuation allowance has been reduced by $15.4 million during the current period. A portion of the tax benefit, $13.7 million, was recorded as a reduction of goodwill as these deferred tax assets were acquired in 2001 and at that time a valuation allowance was established. The remaining $1.7 million was recognized as a tax benefit in the statement of operations in the first quarter of 2004.

The balance sheet classification of net deferred tax liabilities is as follows:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Net current deferred tax assets	$2,935	$144
Net non-current deferred tax assets	12,619	669
Net current deferred tax liabilities	(290)	(334)
Net non current deferred tax liabilities	(23,226)	(22,994)

Net deferred tax liabilities	$(7,962)	$(22,515)

The provision for income taxes is affected by various factors. The Company receives research and development tax credits in Canada and the United Kingdom. The level of such credits is dependent upon the amount of qualifying costs in these jurisdictions and therefore the tax credits are not a constant percentage of income before income taxes.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

As a consequence of these factors, the Company’s provision for income taxes expressed as a percentage of income before income taxes may fluctuate from period to period.

The Company’s consolidated effective tax rate differed from the federal statutory rate as set forth below:

	Quarter ended	Quarter ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands)
U.S. Federal statutory rate	$4096	$2,686
U.K. and Canadian Research and Development tax credits	(1,908)	(1,761)
Difference between foreign income taxed at U.S. Federal Statutory rates and foreign income tax expense	(394)	(276)
Increase(reduction) in federal valuation allowance	(1,714)	196
Increase (reduction) in valuation allowance against losses of foreign subsidiaries	—	(53)
Share option deductions	(155)	(554)
Other	(175)	57

	$(250)	$295

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

The replacement options became fully vested (immediately exercisable in full) upon completion of the Company’s initial public offering and such options will expire 10 years after the original date of grant. At March 31, 2004 the number of replacement options remaining outstanding was 535,318. The Company has also issued options that vest in equal annual installments over the three years following the date of grant. At March 31, 2004 the number of shares issuable on exercise of these options outstanding was 1,713,174.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the movements on the options outstanding in the quarter ended March 31, 2004:

	Shares of Common
	Stock Issuable Upon		Weighted Average
	Exercise	Exercise Price	Exercise Price
Outstanding at December 31, 2003	1,819,948	$0.03 - $20.14	$8.72
Granted	587,200	$23.64	$23.64
Forfeited	(41,317)	$10.60-$17.75	$13.88
Exercised	(117,339)	$0.03 - $13.00	$3.73

Outstanding at March 31, 2004	2,248,492	$0.03 - $23.64	$12.79

The following table summarizes the exercise prices of the options outstanding at March 31, 2004:

Shares of
Common Stock
Issuable
Upon
Exercise	Exercise Price
197,891	$0.03 per share
11,736	$0.05 per share
23,473	$0.19 per share
302,218	$0.40 per share
698,390	$10.60 per share
28,334	$13.00 per share
40,000	$14.68 per share
3,500	$16.35 per share
20,000	$17.17 per share
328,250	$17.75 per share
7,500	$20.14 per share
587,200	$23.64 per share

2,248,492

The weighted average exercise price of the Company’s outstanding stock options was $12.79 per share at March 31, 2004 and $8.72 at December 31, 2003.

Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of that statement. This information is shown in Note 3.

For purposes of this disclosure, the fair value of the fixed option grants were estimated using the Black-Scholes option–pricing model with the following weighted average assumptions used for option grants:

Risk-free interest rate	3.0%
Volatility factor	60.0%
Weighted average expected life of options in months	21.8

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective valuation assumptions including the expected

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in subjective assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

8. Employee Benefits

The net periodic pension costs for the Company’s defined benefit pension plan include the following components:

	Quarter ended	Quarter ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands)
Service cost	$1,053	$790
Interest cost	1,281	880
Return on plan assets (expected)	(1,098)	(764)
Amortization of actuarial loss	318	199

Net periodic pension cost	$1,554	$1,105

The total employer’s contributions paid to the plan in the first quarter of 2004 amounted to $1.1 million and the total contributions expected to be paid in 2004 amount to $3.7 million.

9. Segment Reporting

The Company is a full-service drug development services group serving the pharmaceutical, biotechnology and medical device industries. The Company’s drug development services comprise two operating segments – pre-clinical and clinical. Pre-clinical services include pre-clinical safety and pharmacology evaluation as well as laboratory sciences services. Pre-clinical services are performed in Edinburgh, Scotland and Montreal, Canada. Clinical services consist of designing, monitoring, and managing trials of new pharmaceutical and biotechnology products on humans, and providing clinical data management, biostatistical, product registration, and pharmacovigilance services. Clinical service activities and revenues are performed and earned primarily in the United States and Europe. The Company’s European clinical operations are performed in Maidenhead, England and Edinburgh, Scotland with its primary satellite offices in Brussels, Belgium and Glasgow, Scotland. The operating results of the Company in the individual European countries apart from the United Kingdom are not material.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

Financial data by segment are as follows:

	Pre-clinical	Clinical	Total
Quarter Ended March 31, 2004	(Dollars in thousands)
Net service revenue from external customers	$44,377	$32,361	$76,738
Depreciation and amortization	2,848	964	3,812
Segment income	11,744	4,173	15,917
Segment assets at March 31, 2004	384,438	270,345	654,783
Intangible assets at March 31, 2004	65,754	109,094	174,848
Long-lived assets at March 31, 2004	199,154	137,346	336,500
Expenditures for long-lived assets in quarter ended March 31, 2004	4,939	843	5,782
Quarter Ended March 31, 2003
Net service revenues from external customers	$36,329	$21,355	$57,684
Depreciation	2,381	568	2,949
Segment income	8,782	2,263	11,045
Segment assets at December 31, 2003	375,384	266,117	641,501
Intangible assets at December 31, 2003	65,064	121,378	186,442
Long-lived assets at December 31, 2003	195,275	137,143	332,418
Expenditures for long-lived assets in quarter ended March 31, 2003	3,899	403	4,302

The following table summarizes net service revenues and long-lived assets by geographic area.

	USA	Canada	Europe	Total
Quarter Ended March 31, 2004		(Dollars in thousands)
Net service revenue from external customers.	$17,831	$24,598	$34,309	$76,738
Long-lived assets at March 31, 2004	75,662	97,392	163,447	336,501
Quarter Ended March 31, 2003
Net service revenues from external customers	$9,362	$20,377	$27,945	$57,684
Long-lived assets at December 31, 2003	77,510	97,251	157,657	332,418

The Company’s operations in Europe comprise operations in a number of countries that are co-ordinated from the United Kingdom. No European country is significant in terms of revenues generated or assets held apart from the United Kingdom.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

The following table reconciles the above totals for net service revenues, expenditure for long-lived assets, segment income (loss), segment assets and long-lived assets to the appropriate figures in the financial statements.

	Quarter ended	Quarter ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands)
Segment income per above segment analysis	$15,917	$11,045
Corporate overhead, including share offering expenses	(3,072)	(2,474)

Income from operations per financial statements	$12,845	$8,571

Expenditures for long-lived assets per above segment analysis	$5,782	$4,302
Expenditures for long-lived assets not allocated to segments	21	—

Expenditures for long-lived assets per financial statements	$5,803	$4,302

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Segment assets per above segment analysis	$654,783	$641,501
Long lived assets not allocated to segments	77	57
Deferred debt issue costs not allocated to segments	1,506	1,593
Elimination of inter segment balances	(198,948)	(194,072)

Assets per financial statements	$457,418	$449,079

Long lived assets per above segment analysis	$336,500	$332,418
Long lived assets not allocated to segments	77	57
Deferred debt issue costs not allocated to segments	1,506	1,593

Long lived assets per financial statements	$338,083	$334,068

No client accounted for more than 10% of the Company’s consolidated net revenue for any of the periods covered by these financial statements.

10. Contingencies

From time to time the Company is subject to claims, suits and administrative proceedings arising in the ordinary course of business. The Company does not expect that any of the claims suits or proceedings of which it has been notified will have a material adverse effect upon its operations or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the corresponding section of our form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on February 24, 2004.

The information set forth and discussed below for the quarters ended March 31, 2004 and March 31, 2003 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. The Company’s results of operation for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

Overview

The discussion and analysis of our financial position which follows is intended to give investors an understanding of our financial condition, liquidity and capital resources and changes in financial conditions as well as our results of operation. We are required to include much of the detail in the discussion which follows by various regulatory requirements that we are subject to. This introductory overview is intended to assist investors to identify the areas that are the main focus of management.

We undertake pre-clinical and clinical development services on behalf of our clients. The scope of our services for each project is agreed with the client and documented in a contract prior to commencement of the work. Most of the contracts with our clients are fixed price contracts, ranging in length from up to a few weeks to several years. As we perform the agreed services under each of the contracts with our clients, we record revenues based on a percentage of completion for each contract. Because we have large numbers of contracts underway at any particular time, all of which are individually priced, we do not analyze the results of operation based on study type or based on the profitability of individual studies.

In evaluating the underlying health of our business and its prospects, it is important to ensure that we replace the revenues we have generated with new signed business (i.e. future revenues), so as to maintain the growth of our underlying businesses. Therefore, in addition to the results of our operation, which are discussed separately below, we monitor closely new business signings for each of our operating units on a cumulative latest twelve months basis (to address seasonal factors). We compare this with revenues recorded over the same period and, based upon past experience, these data provide an indication of the future prospects of the Company.

Our new business signings for the last twelve months compared with reported net service revenues are as follows:

	Latest 12	Latest 12
	Months as at	Months as at
	March 31,	March 31,
	2004	2003
	(Dollars in thousands)
New business signings (net)	$349,871	$270,868
Net service revenue	291,536	226,983

Each of our businesses operate principally under a fee for service model. We have historically generated cash flows from operations in excess of our requirements to fund internal growth. Because we have large numbers of individually small contracts, no single contract has a significant effect on our cash flow, although historically our cash flow from operations has been stronger in the second half of the year than in the first. In addition, at March 31, 2004 we had unutilized bank credit facilities totaling $75 million.

We place significant emphasis on the process of contract management and how we recognize revenue. This is a significant area of focus for our management. Our operational and our financial management are closely involved in the review of progress and the analysis of expected outcomes of our studies on a regular basis. We have no history of significant issues arising in this area. Our net investment in accounts receivable, unbilled receivables less advance payments, has historically approximated 30 days of net revenue and at March 31, 2004 stood at 21 days.

The main area of market risk that affects our business is foreign exchange rate fluctuations. In the first quarter of 2004, approximately 77% of our revenues were generated outside of the U.S., principally in the United Kingdom and Canada. We experienced considerable volatility in U.S. dollar exchange rates in 2003, particularly against pounds sterling and against the Canadian dollar. Whilst the depreciation of the U.S. dollar against pounds sterling positively impacted our financial results in 2003, its depreciation against the Canadian dollar has had an adverse impact on our profitability. This is because the costs of our Canadian operations arise predominantly in Canadian dollars but a significant proportion of the income of this business arises in U.S. dollars. The impact of exchange rates on our financial results is discussed in more detail in Item 3 below.

Results of Operation

We operate in two segments for financial reporting purposes: pre-clinical and clinical. The following table shows a summary of our financial performance for the quarter ended March 31, 2004 compared with the quarter ended March 31, 2003.

	Quarter ended	Quarter ended
	March 31,	March 31,
	2004	2003
	(Dollars in thousands)
Net service revenue:
Pre-clinical	$44,377	$36,329
Clinical	32,361	21,355

	76,738	57,684

Direct costs excluding depreciation:
Pre-clinical	(21,164)	(16,824)
Clinical	(18,757)	(12,454)

	(39,921)	(29,278)

Selling, general and administrative expenses:
Pre-clinical	(8,621)	(8,342)
Clinical	(8,467)	(6,070)
Corporate overhead:
Share offering expenses	(306)	(658)
Restructuring and integration costs arising from business acquisition	(81)	—
Other selling, general and administrative expenses	(2,684)	(1,816)

	(20,159)	(16,886)

Depreciation:
Pre-clinical	(2,848)	(2,381)
Clinical	(616)	(568)
Corporate overhead	(1)	—

	(3,465)	(2,949)

Amortization of intangibles:
Clinical	(348)	—

	(348)	—

Income from operations:
Pre-clinical	11,744	8,782
Clinical	4,173	2,263
Corporate overhead including share offering expenses, restructuring and integration costs and other selling, general and administrative expenses	(3,072)	(2,474)

	12,845	8,571
Interest expense, net	(798)	(899)

Income before income taxes	12,047	7,672
Provision for income taxes	250	(295)

Net income	$12,297	$7,377

The following table summarizes the above results of operation as a percentage of net service revenue:

	Quarter ended	Quarter ended
	March 31,	March 31,
	2004	2003
Net service revenue:
Pre-clinical	100.0%	100.0%
Clinical	100.0%	100.0%
Total	100.0%	100.0%
Direct costs excluding depreciation:
Pre-clinical	47.7%	46.3%
Clinical	58.0%	58.3%
Total	52.0%	50.8%
Selling, general and administrative expenses:
Pre-clinical	19.4%	23.0%
Clinical	26.2%	28.4%
Total (1)	26.3%	29.3%
Depreciation:
Pre-clinical	6.4%	6.6%
Clinical	1.9%	2.7%
Total	4.5%	5.1%
Amortization of intangibles:
Clinical	1.1%	0.0%
Total	0.5%	0.0%
Income from operations:
Pre-clinical	26.5%	24.2%
Clinical	12.9%	10.6%
Total (1)	16.7%	14.9%
Interest expense, net	1.0%	1.6%
Income before income taxes	15.7%	13.3%

(1)	Including corporate overhead.

Significant Matters Affecting our Financial Condition and Results of Operation

PharmaResearch

On July 29, 2003 we completed our acquisition of PharmaResearch Corporation (“PharmaResearch”) which was formed and began operations in 1995. We acquired PharmaResearch for $37.1 million in cash, net of cash acquired of $6.0 million. Its net service revenue and income from operations for the year ended December 31, 2002 were $40.6 million and $4.8 million, respectively. The acquisition of PharmaResearch allowed us to increase significantly the scale and service of our North American clinical development operations. Its strong presence in the field of respiraory and other infectious diseases enables us to build value-added clinical laboratory support services for the enlarged client base.

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

In the first quarter of 2004, our principal shareholder Candover Investments PLC (“Candover”) requested that we prepare and file a registration statement to allow Candover and a number of associated Candover entities to sell a portion of their remaining shares. Pursuant to a registration rights agreement entered into at the time of our initial public offering in 2002, we bore costs associated with the registration statement amounting to $0.3 million. These costs have been included as share offering expenses in our statement of operations in the first quarter of 2004.

Exchange rate fluctuations

Our condensed consolidated financial statements are prepared in U.S. dollars. Our principal businesses are based in the United States, United Kingdom and Canada. Our United Kingdom and Canadian operations record their transactions in local currencies. Accordingly, fluctuations in the pound sterling and Canadian dollar exchange rates will impact the results of operation reported in U.S. dollars.

The results of our non-U.S. operations have been translated from pounds sterling and Canadian dollars using the following average exchange rates:

	U.S. Dollars per	U.S. Dollars per
	Pound Sterling	Canadian Dollar
Quarter ended March 31, 2004	1.8392	0.7589
Quarter ended March 31, 2003	1.6025	0.6628

The following table sets forth the percentage of our net service revenue arising in the United Kingdom and Canada:

	United Kingdom	Canada
Quarter ended March 31, 2004	45%	32%
Quarter ended March 31, 2003	48%	35%

Our Canadian business invoices a significant proportion of its revenues in U.S. dollars, although its costs are largely in Canadian dollars. This can result in transaction exchange gains or losses that are reflected in its statement of operations. The foreign currency gains or losses recognized in the statement of operations and included in “Selling, general and administrative expenses” was a gain of $0.4 million for the quarter ended March 31, 2004 and a loss of $1.5 million for the quarter ended March 31, 2003.

First quarter 2004 compared to first quarter 2003

Net service revenue. Net service revenue in the first quarter of 2004 was $76.7million, an increase of $19.1 million or 33% over first quarter 2003 net service revenue of $57.7 million.

Pre-clinical. Net service revenue in the first quarter of 2004 was $44.4 million, an increase of $8.1 million or 22% over revenues of $36.3 million in the first quarter of 2002. Our pre-clinical operations in Europe and North America experienced increased demand for their services during the first quarter, both for safety evaluation services and laboratory sciences services. Assuming constant dollar exchange rates, net service revenues in the pre-clinical segment increased by 12% in the first quarter of 2004 compared with 2003.

Clinical. Net service revenue in the first quarter of 2004 was $32.3 million, an increase of $11.0 million or 52% over revenues of $21.4 million in the first quarter of 2003. The principal factor behind this growth was the acquisition of PharmaResearch which we completed in July 2003. Because we have fully integrated this business into our clinical operations, the precise contribution of the acquired business to first quarter 2004 net service revenue is not available. Assuming constant dollar exchange rates, net service revenue in the clinical segment increased by 43% in the first quarter of 2004 compared to 2003.

Direct costs excluding depreciation. In the first quarter of 2004 direct costs excluding depreciation totaled $39.9 million, an increase of $10.6 million, or 36% from $29.3 million in the first quarter of 2003. Direct costs excluding depreciation were 52% of net service revenue in the first quarter of 2004 compared with 51% in the first quarter of 2003.

Pre-clinical. Direct costs excluding depreciation in the first quarter of 2004 were $21.2 million, an increase of $4.3 million, or 26%, over costs of $16.8 million in the first quarter of 2003. In the first quarter of 2004, direct costs excluding depreciation were 48% of net service revenue, compared with 46% in the first quarter of 2003. The main factor behind this reduction in margin is the weakness of the U.S. dollar against the Canadian dollar in 2004 compared with 2003, as a significant proportion of our revenues in our Canadian operations arise in U.S. dollars.

Clinical. Direct costs excluding depreciation in the first quarter of 2004 were $18.8 million, an increase of $6.3 million, or 50% over costs of $12.5 million in the first quarter of 2003. In the first quarter of 2004 direct costs excluding depreciation were 58% of net service revenues consistent with the first quarter of 2003.

Selling, general and administrative expenses. In the first quarter of 2004 selling, general and administrative expenses totaled $20.2 million, an increase of $3.3 million, or 19% from $16.9 million in the first quarter of 2003.

Pre-clinical. Selling, general and administrative costs in the first quarter of 2004 were $8.6 million million, an increase of $0.3 million or 3% from $8.3 million in the first quarter of 2003. Selling, general and administrative costs were 19% of net service revenue in the first quarter of 2004, compared with 23% in the first quarter of 2003. Selling, general and administrative costs were reduced in the first quarter of 2004 as a consequence of exchange gains of $0.6 million during the period compared with exchange losses of $1.5 million in the first quarter of 2003. The remaining costs represented 21% of net service revenue in the first quarter of 2004 compared with 19% in the corresponding period in 2003. This increase is attributable largely adverse U.S. dollar, Canadian dollar exchange rate movements over the past twelve months. A significant proportion of our revenues in our Canadian operations arise in U.S. dollars, but our costs arise predominantly in Canadian dollars.

Clinical. Selling, general and administrative costs in the first quarter of 2004 were $8.5 million, an increase of $2.4 million or 39% from $6.1 million in the first quarter of 2003. Selling, general and administrative costs were 26% of net service revenue in the first quarter of 2004 compared with 28% in the first quarter of 2003. The decrease in percentage terms is mainly due to the impact of cost savings following the acquisition of PharmaResearch.

Corporate overhead. Corporate overhead amounted to $3.1 million, an increase of $0.5 million, or 24% over the first quarter of 2003. Corporate overhead in the first quarter of 2004 included expenses of $0.3 million relating to the costs of preparing registration statements requested by Candover and

$0.1 million relating to restructuring costs arising from the integration of PharmaResearch. Selling, general and administrative expenses in the first quarter of 2003 included an expense of $0.7 million relating to the share offering announced and withdrawn in the quarter. Before taking account of these costs, other corporate overhead of $2.7 million in the first quarter of 2004 or 3% of net service revenue, compared with $1.8 million in 2003 or 3% of net service revenue.

Income from operations. In the first quarter of 2004 income from operations amounted to $12.8 million, or 17% of net service revenue. Income from operations in the first quarter of 2003 amounted to $8.6 million, or 15% of net service revenue.

Pre-clinical. Income from operations increased to $11.8 million in the first quarter of 2004 compared with $8.8 million in the first quarter of 2003 for the reasons set forth above.

Clinical. Income from operations was $4.2 million in the first quarter of 2004 compared with $2.3 million in the first quarter of 2003 for the reasons set forth above.

Interest expense. Interest expense in the first quarter of 2004 was $0.8 million, a reduction of $0.1 million or 11% from $0.9 million in the first quarter of 2003. In the first quarter of 2004 interest expense included $0.4 million of net interest and amortization of deferred debt costs on our bank facilities and cash resources and a charge of $0.4 million on the mark-to-market revaluation of our interest rate swaps. In the first quarter of 2003 interest expense included $0.7 million of net interest and amortization of deferred debt costs on our bank facilities and cash resources and a charge of $0.2 million on the mark-to-market revaluation of our interest rate swaps.

Provision for income taxes. Provision for income taxes was a credit of $0.2 million in the first quarter of 2004. Following the completion of the integration of PharmaResearch Corporation into the clinical operations in the USA, in the first quarter of 2004, the Company has reassessed the valuation allowance previously established to reduce the value of the deferred tax assets (mainly arising on net operating losses) in the USA. As a consequence, the valuation allowance has been reduced by $15.4 million, of which $1.7 million was recognized in the income statement in the first quarter of 2004. The remaining $13.7 million was recorded as a reduction in goodwill as the associated deferred tax assets were acquired in 2001 at which time a valuation allowance was established. The remaining provision for income taxes represented 12% of income before taxes in the first quarter of 2004. Provision for income taxes was $0.3 million or 4% of income before taxes in the first quarter of 2003. U.K. and Canadian research and development tax credits reduced the provision for income taxes by $1.9 million or 16% of income before taxes in 2004 and by $1.8 million or 23% of income before taxes in 2003. We recorded a reduction in income tax expense amounting to $0.2 million or 1% of income before taxes in the first quarter of 2004 and $0.6 million or 7% of income before taxes in the first quarter of 2003 in respect of gains made by our employees on exercise of stock options. Additionally, in 2004 the tax rate applicable to our operations in Canada is approximately 2% lower than in 2003.

Liquidity and capital resources

Cash and cash equivalents totaled $24.9 million at March 31, 2004 compared with $24.6 million at December 31, 2003. Our principal sources of liquidity are cash flow from operations and borrowings under our credit facilities.

At March 31, 2004 our bank credit facilities totaled $131.4 million comprised of $56.4 million of term loans in U.S. dollars and up to $75 million of loans available in multiple currencies under a revolving credit arrangement. At March 31, 2004, we had drawn $56.4 million in term loans under the facility, which is repayable in quarterly instalments over the period to December 2007. This facility bears interest at floating, LIBOR-based rates. We have limited our exposure to interest rate fluctuations on the loans drawn under this facility through a series of interest rate swaps. Our credit facility subjects us to significant affirmative, negative and financial covenants, is guaranteed by us and our significant subsidiaries and is secured by liens on substantially all of our assets.

Working capital balances which arise from our contracts with customers comprise accounts receivable, unbilled receivables and advance billings. A summary of these balances at the last five quarter ends, together with the number of equivalent days sales they represent is set forth below.

	March 31, 2004		December 31, 2003		September 30, 2003		June 30, 2003		March 31, 2003
		No. of		No. of		No. of		No. of		No. of
	Balance	Days Net	Balance	Days Net	Balance	Days Net	Balance	Days Net	Balance	Days Net
	($'000s)	Revenue	($'000s)	Revenue	($'000s)	Revenue	($'000s)	Revenue	($'000s)	Revenue
Accounts receivable	$42,459	50	$53,391	71	$45,012	62	$36,428	53	$36,289	57
Unbilled receivables	32,759	39	24,331	33	26,144	36	25,643	37	24,371	38

Sub total	75,218	89	77,722	104	71,156	98	62,071	90	60,660	95
Advance billings	(57,462)	(68)	(56,745)	(76)	(48,266)	(67)	(40,840)	(59)	(40,625)	(64)

	$17,756	21	$20,977	28	$22,890	31	$21,231	31	$20,035	31

     The impact of the above balances on our cash flow from operations in the first quarter of 2004 as well as in 2003, excluding translation effects, was as follows:

	Quarter	Quarter	Quarter	Quarter	Quarter
	ended	ended	ended	ended	ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2003	2003	2003	2003
	(Dollars in thousands)
Cash inflow (outflow)
Accounts receivable including unbilled receivables	$2,504	$(6,566)	$2,884	$(1,411)	$(688)
Advance billings	717	8,479	(2,806)	215	(790)

	$3,221	$1,913	$78	$(1,196)	$(1,478)

The cash generated by operating activities was $11.1 million in the first quarter of 2004, and $56.3 million in the year ended December 31, 2003. When compared with operating cash flows, the cash flows relating to working capital movements have not had a significant impact on liquidity.

During the twelve months from April 1, 2004 to March 31, 2005, we are scheduled to make repayments of $7.5 million of principal indebtedness under our bank credit facility. We anticipate that our operating cash flow, together with available borrowings under our bank credit facility and the net proceeds we receive from any offerings, will be sufficient to meet our anticipated future operating expenses, capital expenditures (including our planned expansions at our pre-clinical facilities) and debt service obligations as they become due over the next twelve months. Our corporate strategy of seeking continued growth contemplates the possibility of growth through acquisitions of other businesses, should appropriate opportunities become available. If we decide to seek to acquire other businesses, we expect to fund these acquisitions from existing cash resources, through additional borrowings and, possibly, with the proceeds of sales of our capital stock. We also may pursue acquisitions in which the consideration we pay takes the form of our capital stock.

First quarter 2004 compared to First quarter 2003

Cash flow from operations in the first quarter of 2004 was $11.1 million compared with $4.8 million in the first quarter of 2003. Cash payments for items of capital expenditures were $8.7 million in the first quarter of 2004 compared with $4.3 million in 2003. Recent completion of an expansion at our Edinburgh facility and the further expansion of our facilities in Montreal accounts for most of the increase.

In the first quarter of 2004 we repaid $1.9 million of our bank debt compared with $5.0 repaid in the first quarter of 2003.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by the way we apply our accounting policies. An accounting estimate is considered critical if: the estimate requires us to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on our financial condition or results of operations are reasonably likely to occur from period to period. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The accounting policies which we consider to be critical accounting policies include revenue recognition, accounting for income taxes and accounting for pension obligations. A discussion of our policies on revenue recognition and accounting for pension obligations is included in our Form 10-K for the year ended December 31, 2003.

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

We receive research and development tax credits in Canada and the United Kingdom. The level of such credits is dependent upon the amount of qualifying costs in these jurisdictions. We estimate the amounts of these credits each period based on our experience and knowledge of the relevant tax regulations. Because the level of the credits are based on the levels of qualifying costs, the tax credits are not directly related to income before income taxes and therefore the level of tax credits may fluctuate from period to period when compared to income before income taxes. Research and development tax credits reduced our income tax expense by $1.9 million in the first quarter of 2004 and by $1.8 million in the first quarter of 2003.

We have deferred tax assets of $25.3 and $25.9 million at March 31, 2004 and December 31, 2003. We assess the likelihood of the utilization of such assets and based on the historical performance of the relevant operations, limitations on the utilization of the assets and anticipated operating results, we establish valuation allowances. In the first quarter of 2004, we reduced the valuation allowances to $0.5 million at March 31, 2004 from $15.8 million at December 31, 2003. As a consequence of the completion of the combination of PharmaResearch Corporation and our existing clinical operations in the USA into one operating legal entity in the first quarter of 2004 and based on our assessment of the profitability of that combined entity, we believe that the valuation allowance previously established to reduce the value of the deferred tax assets (mainly arising on net operating losses) in the USA, is no longer required. As a consequence, the valuation allowance has been reduced, resulting in a reduction of $13.7 million in goodwill relating to deferred tax assets acquired in 2001 and a tax benefit of $1.7 million which was recognized in the statement of operations in the first quarter of 2004.

We will continue to assess the allowances on the information available each period and our assessment may change in future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates and foreign currency exchange rates.

Our primary interest rate exposure is in respect of future changes in the LIBOR or base rates that are used to determine the amounts of interest we are required to pay on borrowings under our bank credit facility. The outstanding indebtedness at March 31, 2004 under our bank credit facility, bore interest at a rate equal to LIBOR plus a margin of 1.25%. That margin is set each quarter based on specified financial ratio tests and may vary between LIBOR plus 1.25% and LIBOR plus 2.0%.

We have entered into two interest rate swap arrangements to hedge the interest rate exposure on our bank borrowings. The first arrangement is an interest rate swap with a notional amount of $50 million, which expires on September 30, 2005. Under this arrangement the LIBOR rate applicable to $50 million of bank debt is fixed at 2.9975%. The second arrangement is an interest rate swap with a notional amount of $10 million, which expires on September 30, 2004. Under this arrangement the LIBOR rate applicable to $10 million of bank debt is fixed at 2.5225%.

The interest rate swaps exceed our bank borrowings at March 31, 2004 by $3.6 million and this amount is exposed to fluctuations in interest rates. Our potential loss over one year that would result from a hypothetical, instantaneous change of 100 basis points in the interest rate is not significant.

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

Our Canadian business has a significant proportion of its working capital represented by assets and liabilities that are denominated in U.S. dollars. Accordingly, fluctuations in the U.S. dollar / Canadian dollar exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. dollars to Canadian dollars and the retranslation of cash, accounts receivable and unbilled receivable balances and to a lesser extent accounts payable balances. We have entered into a forward contract to sell U.S.$12 million and buy Can$15.6 million on June 30, 2004. This contract reduces our exposure to exchange gains and losses arising from the retranslation of the above balances during the life of the contract. The amounts of the U.S. dollar denominated balances held by our Canadian subsidiary fluctuate from time to time and based on the average balances in the second half of 2003 and the first two months of 2004 offset by the effects of the forward contract, we estimate that a hypothetical instantaneous 10% devaluation of the U.S. dollar against the Canadian dollar would give rise to recognition of an exchange loss (which would be included for financial reporting purposes in selling, general and administrative expenses) of approximately $0.2 million, before income tax effects. On the same basis, we estimate that a hypothetical instantaneous 10% devaluation of the Canadian dollar against the U.S. dollar would give rise to recognition of an exchange gain (which for financial reporting purposes would be netted against and therefore reduce selling, general and administrative expenses) of approximately $0.2 million before income tax effects.

A significant proportion of the revenues in our Canadian operations arise in U.S. dollars but the costs in these operations arise mainly in Canadian dollars. To monitor this we look at the results of operation of our Canadian business that arise in Canadian dollars. This is a net expense because it excludes the U.S. dollar denominated revenue stream but includes most of the costs of our Canadian operations. In 2003, we estimate that the net expense arising in Canadian dollars in our Canadian operations amounted to approximately $29 million. Based on this, a 10% strengthening of the Canadian dollar against the U.S. dollar would reduce our group net income by $2.9 million over a period of a year and a 10% weakening of the Canadian dollar against the U.S. dollar would increase group net income by $2.9 million over a period of a year.

Our European operations are less exposed to fluctuations in exchange rates than our Canadian operations. However, the net income of our European operations is recorded in the local currencies of the operations, pricipally pounds sterling, and then translated into U.S. dollars. In 2003, the net income arising in pounds sterling amounted to approximately $18 million. Based on this, a 10% strengthening of the pound sterling against the U.S. dollar would increase our group net income by $1.8 million over a period of a year and a 10% weakening of the pound sterling against the U.S. dollar would decrease group net income by $1.8 million over a period of a year.

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

Our management does not believe that inflation in past years has had a significant impact on our results from operation. Our management believes that, in the event inflation affects our costs in the future, we will offset the effect of inflation and maintain appropriate margins through increased fees.

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

There is a continuous process of identifying, evaluating and managing the risks to which the Company is exposed that has been in place throughout the current fiscal year and up to the date of this filing. The key elements of the process are:

•	Formal reporting on a monthly basis to the Chief Executive Officer and Chief Financial Officer on the results of operation and on any emerging risks and issues. The monthly results are analysed by business segment and all significant variations from budget and the prior year are investigated. The day-to-day responsibility for each business unit rests with experienced management and the Company has a clear organization structure that includes appropriate delegation of authority. There is regular contact between the Chief Executive Officer and Chief Financial Officer and the President of each business unit.

•	Formal Board approval of the annual budget for each financial year. Annual budgets are prepared in detail for each business unit.

•	Review of each quarterly or annual report by the Audit Committee. The Audit Committee also meets with the Company’s external auditors on a quarterly basis to discuss the results of the external auditors’ review of the quarterly financial statements and any internal control matters arising from such review.

•	Confirmation each quarter from the President of each business unit covering the accuracy of the reported financial results of the business and that all significant issues affecting the business have been reported to the Chief Executive Officer and Chief Financial Officer.

•	Confirmation from the Vice-President of Finance for each business unit that certain financial control procedures have been completed.

•	Consultation on significant matters with the Company’s professional advisers.

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

Evaluation of disclosure controls and procedures

Based on their review of the disclosure controls and procedures as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has effective disclosure controls and procedures.

Changes in internal controls

There have been no significant changes in the internal controls nor in other factors that could significantly affect these controls subsequent to March 31, 2004.

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

     (b) Reports on Form 8-K.

     We filed a current report on Form 8-K on March 9, 2004 including our press release announcing the filing of a registration statement with the Securities and Exchange Commission covering the re-sale of an aggregate of up to 8,669,714 of common stock by the selling stockholders named in the registration statement.

     We filed another current report on Form 8-K on March 9, 2004 including a letter of consent from our Independent Auditors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004	INVERESK RESEARCH GROUP, INC.

	By:	/s/ D. J. Paul E. Cowan

D.J. Paul E. Cowan
Chief Financial Officer and Treasurer