Form 10-Q
period 2004-06-30
INVERESK RESEARCH GROUP INC
filed 2004-08-04
CIK 1169358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☑            No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑            No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $0.01 per share	38,180,510 As of July 31, 2004

Statements contained in this Form 10-Q that are forward-looking are based on current expectations that are subject to a number of uncertainties and risks and actual results may differ materially. Factors that might cause such a difference include, but are not limited to, risks associated with: the reduction in research and development activities by pharmaceutical and biotechnology clients, changes in government regulations, the effect of interest rate and foreign exchange rate fluctuations, our ability to attract and retain employees, the loss or delay of contracts due to economic uncertainty or other factors, our ability to efficiently manage backlog, our ability to expand our business through strategic acquisitions, competition within the industry and the potential adverse impact of healthcare reform.

- i -

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Inveresk Research Group, Inc.

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share and share data)

	Quarter	Quarter	Six months ended	Six months ended
	ended June 30, 2004	ended June 30, 2003	June 30, 2004	June 30, 2003
Net service revenue	$79,397	$67,035	$156,135	$124,719
Direct costs excluding depreciation	(41,250)	(34,079)	(81,171)	(63,357)

	38,147	32,956	74,964	61,362
Selling, general and administrative expenses:
Share offering and merger expenses	(5,000)	—	(5,306)	(658)
Other selling, general and administrative expenses	(19,948)	(16,926)	(39,801)	(33,154)

Total selling, general and administrative expenses	(24,948)	(16,926)	(45,107)	(33,812)
Depreciation	(3,595)	(3,089)	(7,060)	(6,038)
Amortization of intangibles	(348)	—	(696)	—

Income from operations	9,256	12,941	22,101	21,512
Interest income (expense), net	171	(916)	(627)	(1,815)

Income before income taxes	9,427	12,025	21,474	19,697
Provision for income taxes	(1,585)	(1,866)	(1,335)	(2,161)

Net income	$7,842	$10,159	$20,139	$17,536

Earnings per share:
Basic	$0.21	$0.28	$0.53	$0.48
Diluted	$0.20	$0.27	$0.51	$0.47
Weighted average number of common shares outstanding:
Basic	38,031,569	36,352,511	37,977,693	36,217,809
Diluted	39,266,043	37,624,192	39,212,167	37,489,490

See accompanying notes to condensed consolidated financial statements.

Inveresk Research Group, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2004
	(unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$21,136	$24,579
Accounts receivable, net	44,476	53,391
Unbilled receivables, net	29,046	24,331
Income taxes receivable	5,873	4,045
Inventories	1,594	1,619
Deferred income taxes	3,026	144
Other current assets	9,733	6,902

Total current assets	114,884	115,011
Property, plant and equipment, net	151,123	145,364
Goodwill	171,077	184,239
Intangible assets	1,507	2,203
Deferred income taxes	12,473	669
Deferred debt issue costs	1,420	1,593

	$452,484	$449,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,284	$20,389
Advance billings	50,423	56,745
Accrued expenses	27,233	29,050
Income taxes payable	1,553	2,018
Deferred income taxes	—	334
Current portion of long term debt	7,636	7,857

Total current liabilities	102,129	116,393
Deferred income taxes	23,329	22,994
Long term debt	47,302	50,941
Defined benefit pension plan obligation	26,010	24,576
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value 150,000,000 shares authorized; 38,062,089 and 37,863,498 outstanding at June 30, 2004 and December 31, 2003	381	379
Additional paid-in capital	212,556	211,963
Retained earnings	24,468	4,329
Accumulated other comprehensive income	16,309	17,504

Total shareholders’ equity	253,714	234,175

	$452,484	$449,079

See accompanying notes to condensed consolidated financial statements.

Inveresk Research Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended	Six months ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,139	$17,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	7,060	6,038
Amortization of intangible assets	696	—
Deferred pension obligations	1,043	802
Deferred income taxes	(830)	1
Amortization of deferred loan issue costs	178	79
Changes in operating assets and liabilities:
Accounts receivable	4,299	(2,099)
Advance billings	(6,685)	(575)
Inventories	(1)	(242)
Accounts payable and accrued expenses	(2,980)	223
Income taxes	(1,888)	(157)
Other assets and liabilities	(2,826)	(4,619)

Net cash provided by operating activities	18,205	16,987
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17,237)	(8,541)

Net cash used in investing activities	(17,237)	(8,541)
CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock	595	90
Payment of deferred debt issue costs	(5)	(30)
Repayments of long-term debt	(3,846)	(10,000)

Net cash used in financing activities	(3,256)	(9,940)
Effect of foreign currency exchange rate changes on cash	(1,155)	3,414

(Decrease) increase in cash and cash equivalents	(3,443)	1,920
Cash and cash equivalents at beginning of period	24,579	19,909

Cash and cash equivalents at end of period	$21,136	$21,829

Supplemental cash flow information:
Interest paid	$1,460	$1,307

Income tax paid	$1,998	$1,011

See accompanying notes to condensed consolidated financial statements.

Inveresk Research Group, Inc.

Condensed Consolidated Statements of Comprehensive Income and Shareholders’ Equity
(unaudited)
(In thousands, except share data)

	Shares of
	Common		Par		Retained	Accumulated
	Stock	Total	Value	Additional	Earnings	Other
	$0.01 Par	Shareholders'	Paid-in	Paid-in	(Accumulated	Comprehensive
	Value	Equity	Capital	Capital	Deficit)	Income (Loss)
Balance at December 31, 2003	37,863,498	$234,175	$379	$211,963	$4,329	$17,504
Issue of common stock	198,591	595	2	593	—	—
Comprehensive income (loss):
Foreign currency translation adjustments		(1,797)	—	—	—	(1,797)
Tax benefit arising on share options		602	—	—	—	602
Net income for period to June 30, 2004		20,139	—	—	20,139	—

Comprehensive income		18,944

Balance at June 30, 2004	38,062,089	$253,714	$381	$212,556	$24,468	$16,309

Balance at December 31, 2002	36,004,777	$152,403	$360	$191,618	$(33,793)	$(5,782)
Issue of common stock	420,079	90	4	86	—	—
Comprehensive income:
Foreign currency translation adjustments		15,776	—	—	—	15,776
Net income for period to June 30, 2003		17,536	—	—	17,536	—

Comprehensive income		33,312

Balance at June 30, 2003	36,424,856	$185,805	$364	$191,704	$(16,257)	$9,994

See accompanying notes to condensed consolidated financial statements.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Description of Business and Merger Agreement

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

Merger with Charles River Laboratories International, Inc.

On June 30, 2004, the Company entered into an Agreement and Plan of Merger with Charles River Laboratories International, Inc. (“Charles River”) and Indigo Merger I Corp. and Indigo Merger II Corp., both wholly owned subsidiaries of Charles River. The merger is subject to the satisfaction of certain closing conditions, including the approval of the Company’s stockholders and receipt of regulatory approvals,

Under the terms of the merger agreement, Indigo Merger I Corp. will merge with and into the Company, whereupon the Company will become a wholly owned subsidiary of Charles River. Pursuant to and as part of a single integrated transaction the Company will then be merged with and into Indigo Merger II LLC, whereupon the separate corporate existence of the Company will cease and Indigo Merger II LLC will be the surviving corporation.

Upon the merger of Indigo Merger I Corp. and the Company, each share of the Company’s common stock will be converted into the right to receive $15.15 in cash and 0.48 shares of common stock in Charles River. In addition, each outstanding option to purchase the Company’s common stock will be converted into an option to purchase Charles River stock. Each stock option resulting from such conversion will continue to have the same terms and conditions following the merger with Indigo Merger I Corp., except that (i) each option will be exercisable for that number of whole shares of Charles River stock equal to the number of shares of Inveresk stock that were issuable upon exercise of the related Inveresk stock option multiplied by 0.8, rounded down to the nearest whole number, and (ii) the per share exercise price for the Charles River stock options will equal the exercise price per share of Inveresk stock at which the related stock option was exercisable divided by 0.8, rounded to the nearest whole cent.

During the second quarter of 2004, the Company incurred approximately $5.0 million in merger costs. These are included in the share offering and merger expenses caption in the statement of operations for the second quarter.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, they do not include all of the information and footnotes required by accounting principles generally accepted in the U. S. (“GAAP”) for complete financial statements.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended December 31, 2003 filed with the SEC on Form 10-K. The results of operations for the quarter ended and six months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2004.

3.	Summary of Significant Accounting Policies

Earnings Per Share

Earnings per share is computed in accordance with Statements of Financial Accounting Standards (“SFAS”) 128, “Earnings per Share”. SFAS 128 requires presentation of both basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is based on the weighted average number of common shares outstanding during the year, while Diluted EPS also includes the dilutive effect of share options. The number of share options not reflected in Diluted EPS because they were anti-dilutive was 75,000 in respect of the quarter and six months ended June 30, 2004 and 7,500 in respect of the quarter and six months ended June 30, 2003.

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Compensation cost for stock options granted to employees is based on the excess of the quoted market price of the Company’s stock on the measurement date over the amount an employee must pay to acquire the stock (the “intrinsic value”) and is recognized over the vesting period. No compensation cost was recognized in respect of options where the vesting of the options was conditional upon the listing of the Company’s shares on a recognized stock exchange, prior to the condition being met. Once the condition was met, the compensation expense was recorded in full on the date when the condition was satisfied.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

Had compensation expense been determined for the Company’s option grants consistent with the provisions of SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), the Company’s net income for the periods shown below would have reflected the pro forma amounts set forth in the table below.

	Quarter	Quarter	Six months ended	Six months ended
	ended June 30, 2004	ended June 30, 2003	June 30, 2004	June 30, 2003
	(Dollars in thousands, except per share data)
Reported net income	$7,842	$10,159	$20,139	$17,536
Compensation expense in respect of stock options deducted in the computation of reported net income	—	—	—	—
Compensation expense in respect of stock options computed on the fair value method	(932)	(328)	(1,678)	(641)

Pro forma net income	$6,910	$9,831	$18,461	$16,895

Reported basic earnings per share	$0.21	$0.28	$0.53	$0.48
Pro forma basic earnings per share	$0.18	$0.27	$0.49	$0.47
Reported diluted earnings per share.	$0.20	$0.27	$0.51	$0.47
Pro forma diluted earnings per share	$0.18	$0.26	$0.47	$0.45

The assumptions underlying the calculation of this pro forma data are described in Note 7.

New Accounting Pronouncements

On June 30/July 1, 2004, the Emerging Issues Task Force (“EITF”) reached a consensus that an investor should only apply the equity method of accounting when it has investments in either common stock (as already required by APB 18) or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The consensus in this Issue should be applied in the first reporting period beginning after September 15, 2004. For instruments that are not common stock or in-substance common stock but were accounted for under the equity method of accounting prior to the consensus, the equity method of accounting should be discontinued effective for reporting periods beginning after September 15, 2004. The Company does not expect this EITF Issue will have a material impact on its financial statements.

On May 19, 2004, the Financial Accounting Standards Board (“FASB”) issued FSP 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), to employers that sponsor post-retirement health care plans, which provide prescription drug benefits. In addition, the FSP requires those employers to provide certain disclosures in their financial statements regarding the effect of the Act and the related subsidy on post-retirement health obligations and net periodic post-retirement benefit cost. This FSP is effective for the first interim or annual period beginning after June 15, 2004. Earlier application of the FSP is encouraged in financial statements for any period including or following enactment of the Act (December 8, 2003) that has not been issued as of the issuance date of the FSP. The Company does not expect this new FSP will have a material impact on its financial statements.

On March 17/18, 2004, the EITF reached a consensus on Issue 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”). This Issue includes a definition of “participating security” and clarifies some practical issues related to including participating securities in the calculation of earnings per share.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

In addition, the Task Force decided that the guidance provided in EITF Topic D-95, Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share, should be nullified. The consensus now requires the use of the two-class method for including participating convertible securities in the computation of basic EPS (i.e., an issuer can no longer use the if-converted method in basic EPS calculations). The consensus reached by the EITF is effective for fiscal periods beginning after March 31, 2004. Prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. The Company does not expect this EITF consensus will have a material impact on its financial statements.

On March 17/18, 2004, the EITF reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 is applicable to (a) debt and equity securities within the scope of SFAS 115, (b) debt and equity securities within the scope of SFAS 124 and that are held by an investor that reports a performance indicator, and (c) equity securities not within the scope of Statement 115 and not accounted for under Opinion 18’s equity method (e.g., cost method investments). EITF 03-01 provides a step model to determine whether an investment is impaired and if an impairment is other-than-temporary. In addition, it requires that investors provide certain disclosures for cost method investments and, if applicable, other information related specifically to cost method investments, such as the aggregate carrying amount of cost method investments, the aggregate amount of cost method investments that the investor did not evaluate for impairment because an impairment indicator was not present, and the situations under which the fair value of a cost method investment is not estimated. The disclosures related to cost method investments should not be aggregated with other types of investments. The EITF 03-01 impairment model shall be applied prospectively to all current and future investments within the scope of the Issue, effective in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for annual periods for fiscal years ending after June 15, 2004. The Company does not expect this EITF consensus will have a material impact on its financial statements.

New Accounting Pronouncements Adopted During the Period

Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” as revised, requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the VIE. Prior to the adoption of FIN 46, VIEs were generally consolidated by companies owning a majority voting interest in the VIE. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003, however, the FASB deferred the effective date for VIEs created before February 1, 2003 to the quarter ended March 31, 2004 for calendar year companies. Adoption of the provisions of FIN 46 prior to the deferred effective date was permitted. The Company adopted the remaining provisions of FIN 46 in the first quarter of 2004, although the adoption of these provisions did not have an impact on its financial statements.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

4.	Business Acquisitions

On July 29, 2003 the Company acquired all of the outstanding capital stock of PharmaResearch Corporation (“PharmaResearch”) for $43.2 million, financed through bank borrowings. The results of operations of PharmaResearch have been included in the consolidated financial statements since that date. PharmaResearch was a U.S.-based drug development services group focused on the provision of Phase II-IV clinical trials support services, principally in the areas of respiratory and infectious diseases. PharmaResearch was based in Morrisville and Wilmington, North Carolina, with foreign operations based in the U.K., France, Spain and China.

Restructuring and Integration of PharmaResearch

The Company established a plan at the acquisition date, July 29, 2003, to integrate the operations of PharmaResearch with its existing operations. The actions covered by the integration included a reduction of 58 employees (37 employees of PharmaResearch and 21 employees of the Company), the relocation of the Morrisville, North Carolina operations of PharmaResearch to our premises in Cary, North Carolina, integration of certain administrative functions and operating entities between the two businesses, combination of the PharmaResearch operations in London, Paris and Madrid with those of the Company and the closure of certain office premises.

In connection with the integration plan the Company recorded a provision of $2.6 million that was reflected in the purchase price allocation and a provision of $1.1 million that was reflected in the consolidated statement of operations in restructuring and integration costs arising from business acquisitions in 2003. The Company implemented the headcount reductions in early September, with 37 former PharmaResearch employees and 21 former Inveresk employees leaving the Company during September 2003. By January 2004, the employees based at the PharmaResearch facility in Morrisville, North Carolina were relocated to our nearby facility in Cary, North Carolina and the office in China was closed. The following amounts have been recorded in respect of the restructuring plan:

	Severance and related costs		Other costs
	Pharma		Pharma		Lease termination
	Research	Inveresk	Research	Inveresk	and abandonment costs
	(Dollars in thousands)
Amount established at acquisition	$1,190	$676	$348	$412	$1,137
Utilized from July 29, 2003 to December 31, 2003	(877)	(676)	(242)	(344)	—

Balance at December 31, 2003	313	—	106	68	1,137

Reclassification	—	—	331	—	(331)
Additional provision in the first six months of 2004	—	—	—	—	105
Utilized in the first six months of 2004	(297)	—	(208)	(68)	(304)
Net release to reduce goodwill in the first six months of 2004	(6)	—	(139)	—	(56)
Translation adjustment		—	1	—	16

Balance at June 30, 2004	$10	$—	$90	$—	$567

The Company expects the remaining provisions for severance costs to be utilized in 2004. The lease termination and abandonment costs will be utilized over the periods of the leases of the properties concerned.

The following table compares the Company’s net service revenues, net income and earnings per share data for the second quarter and first six months of 2004 with pro forma figures for the same

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

information for second quarter and first six months of 2003, computed to show the effect of the PharmaResearch acquisition as if it had been acquired on January 1, 2003.

	Quarter	Quarter	Six months ended	Six months ended
	ended June 30, 2004	ended June 30, 2003	June 30, 2004	June 30, 2003
	(Dollars in thousands, except per share data)
Net service revenue	$79,379	$77,719	$156,135	$146,088
Net income	$7,842	$9,726	$20,139	$16,768
Earnings per share
Basic	$0.21	$0.27	$0.53	$0.46
Diluted	$0.20	$0.26	$0.51	$0.45
Number of shares used in calculating earnings per share
Basic	38,031,569	36,352,511	37,977,693	36,217,809
Diluted	39,266,043	37,624,192	39,212,167	37,489,490

This unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which would actually have occurred had the companies operated as one entity during the period. No effect has been included for synergies, if any, that might have been realized through the acquisition.

5.	Credit Facilities and Debt

At June 30, 2004 the Company’s bank credit facilities totaled $129.5 million, comprised of $54.5 million of term loans in U.S. dollars and up to $75 million of loans available in multiple currencies under a revolving credit arrangement.

At June 30, 2004, the borrowings under the facility comprised $54.5 million drawn down as a five year term loan with repayments due quarterly until December 31, 2007. Such borrowings bear interest at rates between LIBOR plus 1.25% and LIBOR plus 2.00% depending on the ratio of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to borrowings. Based on the financial position of the Company at March 31, 2004, the borrowings currently bear interest at LIBOR plus 1.25%. The exposure to interest rate fluctuations on the loans drawn under this facility has been limited by retaining, with minor amendments, the interest rate swaps entered into in connection with the previous bank credit facility. The bank credit facility subjects the Company to significant affirmative, negative and financial covenants, is guaranteed by the Company and its significant subsidiaries and is secured by liens on substantially all of the assets and pledges of the shares of the subsidiaries. The covenants include, but are not limited to, a maximum leverage ratio, a minimum net worth amount and a minimum amount for the ratio of consolidated EBITDA to consolidated financial charges. The Company was in compliance with these covenants at June 30, 2004.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

Derivative Instruments

The Company uses forward foreign exchange currency contracts to manage the risk of foreign exchange rate fluctuations. At June 30, 2004 the Company had one forward currency contract outstanding. This was to sell $11.6 million and buy CDN$15.6 million (in Canadian dollars) on September 30, 2004. This contract was entered into for no initial cost on June 30, 2004 and at June 30, 2004 the fair value of the contract was insignificant. This contract has not been designated as a hedge and changes in the fair value of this contract are included in selling, general and administrative expenses in the statement of operations.

In addition, in the second quarter of 2004, the Company purchased for a cost of $0.3 million, a series of options to sell U.S. $20 million and purchase Canadian dollars (U.S. $2.5 million on a specified date each month from May 2004 through December 2004) at a rate of U.S.$1: CDN$1.3630. The Company designated these options as cash flow hedges of the forecasted U.S. dollar denominated sales invoices arising in its Canadian operations. At June 30, 2004 the fair value of the options was $0.4 million. The Company assesses the effectiveness of the hedging arrangements at each quarter end. To the extent that the Company concludes the hedging is effective, changes in the fair value of the options are included in other comprehensive income prior to the date of exercise of each individual option and then the net gain or loss on each individual option is recognized in revenues over the collection period of the invoices being hedged. The Company expects that the total gain or losses on all the options will be recognized in revenues prior to the end of the first quarter of 2005. To the extent that the hedging is ineffective, the Company recognizes any change in the fair value of the options in selling, general and administrative expenses immediately. At June 30, 2004, the amount of existing gains and losses which have not yet been recognized in the statement of operations is insignificant.

The Company also enters into interest rate swap arrangements related to its bank borrowings to manage its exposure to variability in cash flows associated with floating interest rates. These swaps have not been designated as hedges. The details of these are described in the Company’s Form 10-K for the year ended December 31, 2003 and have not changed since that form was filed.

6.	Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Defined benefit pension obligations	$7,794	$7,364
Federal and state net operating losses	12,779	13,652
Foreign net operating losses	—	425
Interest rate swaps	94	296
U.K. share option deductions	482	555
Other deferred tax assets	3,344	3,583

Total deferred tax assets	24,493	25,875
Valuation allowance for deferred tax assets	(100)	(15,789)

Net deferred tax assets	$24,393	$10,086
Deferred tax liabilities
Property, plant and equipment	(31,642)	(31,569)

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

Intangible assets	(581)	(532)
Other deferred tax liabilities	—	(500)

Net deferred tax liabilities	$(7,830)	$(22,515)

Following the completion of the integration of PharmaResearch Corporation into the clinical operations in the U.S., in the first quarter of 2004, the Company reassessed the valuation allowance previously established to reduce the value of the deferred tax assets (mainly arising on net operating losses) in the U.S. As a consequence, the valuation allowance was reduced by $15.4 million during the first quarter of 2004. A portion of the tax benefit, $13.7 million, was recorded as a reduction of goodwill as these deferred tax assets were acquired in 2001, and at that time a valuation allowance was established. The remaining $1.7 million was recognized as a tax benefit in the statement of operations in the first quarter of 2004.

The balance sheet classification of net deferred tax liabilities is as follows:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Net current deferred tax assets	$3,026	$144
Net non-current deferred tax assets	12,473	669
Net current deferred tax liabilities	—	(334)
Net non current deferred tax liabilities	(23,329)	(22,994)

Net deferred tax liabilities	$(7,830)	$(22,515)

The provision for income taxes is affected by various factors. The Company receives research and development tax credits in Canada and the U.K. The level of such credits is dependent upon the amount of qualifying costs in these jurisdictions and therefore the tax credits are not a constant percentage of income before income taxes.

As a consequence of these factors, the Company’s provision for income taxes expressed as a percentage of income before income taxes may fluctuate from period to period.

The Company’s consolidated effective tax rate differed from the federal statutory rate as set forth below:

	Quarter	Quarter	Six months ended	Six months ended
	ended June 30, 2004	ended June 30, 2003	June 30, 2004	June 30, 2003
	(Dollars in thousands)
U.S. Federal statutory rate	$3,205	$4,208	$7,301	$6,894
U.K. and Canadian Research and Development tax credits	(1,954)	(1,754)	(3,862)	(3,515)
Difference between foreign income taxed at U.S. Federal Statutory rates and foreign income tax expense	(398)	(397)	(792)	(673)
Impact of non deductible share offering and merger expenses	1,700	—	1,804	—
Increase (reduction) in federal valuation allowance	(382)	(59)	(2,096)	137
Reduction in valuation allowance against losses of foreign subsidiaries	—	(117)	—	(170)
Share option deductions	(208)	(312)	(363)	(866)
Other	(378)	297	(657)	354

	$1,585	$1,866	$1,335	$2,161

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

We operate in numerous countries but the tax regulations in the U.S., Canada and the U.K. have the most significant effect on our income tax and deferred tax assets and liabilities and our income tax expense. The tax regulations are highly complex and, while we aim to ensure the estimates of tax assets and liabilities that we record are accurate, there may be instances where the process of agreeing our tax liabilities with the tax authorities may possibly require significant adjustments, which cannot presently be quantified. to be made to estimates previously recorded. Our provision for income taxes is affected by various factors.

7.	Stock Options and Other Equity-Based Compensation Plans

The Company has issued options to employees pursuant to the Inveresk Research Group, Inc. 2002 Stock Option and Incentive Compensation Plan as Amended and Restated as of May 4, 2004 and to non-executive directors pursuant to the Inveresk Research Group, Inc. 2002 Non-Employee Directors Stock Option Plan. The objectives of these plans include attracting and retaining personnel and promoting the success of the Company by providing employees and non-executive directors with the opportunity to acquire shares.

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

The replacement options became fully vested (immediately exercisable in full) upon completion of the Company’s initial public offering and such options will expire 10 years after the original date of grant. At June 30, 2004, the number of replacement options remaining outstanding was 469,791. The Company has also issued options that vest in equal annual installments over the three years following the date of grant. At June 30, 2004, the number of shares issuable on exercise of these options outstanding was 1,776,466. During the second quarter of 2004, the Company entered into arrangements with certain members of management which, amongst other items, provide for the acceleration of the vesting of the unvested options held by the individuals concerned in the event of their employment being terminated by the Company following a change in control of the Company.

The following table summarizes the movements on the options outstanding in the six months ended June 30, 2004:

	Shares of Common
	Stock Issuable Upon		Weighted Average
	Exercise	Exercise Price	Exercise Price
Outstanding at December 31, 2003	1,819,948	$0.03 - $20.14	$8.72
Granted	682,200	$23.64 - $31.93	$24.65
Forfeited	(57,300)	$10.60 - $23.64	$14.73
Exercised	(198,591)	$0.03 - $17.75	$3.15

Outstanding at June 30, 2004	2,246,257	$0.03 - $31.93	$13.90

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the exercise prices of the options outstanding at June 30, 2004:

Shares of Common Stock
Issuable Upon Exercise	Exercise Price
153,210	$0.03 per share
11,736	$0.05 per share
16,312	$0.19 per share
288,533	$0.40 per share
674,115	$10.60 per share
28,334	$13.00 per share
40,000	$14.68 per share
20,000	$15.00 per share
3,500	$16.35 per share
20,000	$17.17 per share
301,817	$17.75 per share
7,500	$20.14 per share
586,200	$23.64 per share
20,000	$30.00 per share
30,000	$30.84 per share
30,000	$31.01 per share
15,000	$31.93 per share

2,246,257

The weighted average exercise price of the Company’s outstanding stock options was $13.90 per share at June 30, 2004 and $8.72 at December 31, 2003.

Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of that statement. This information is shown in Note 3.

For purposes of this disclosure, the fair values of the fixed option grants were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants:

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

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

8.	Employee Benefits

The net periodic pension costs for the Company’s defined benefit pension plan include the following components:

	Quarter	Quarter	Six months ended	Six months ended
	ended June 30, 2004	ended June 30, 2003	June 30, 2004	June 30, 2003
	(Dollars in thousands)
Service cost	$1,035	$800	$2,088	$1,590
Interest cost	1,258	888	2,539	1,768
Return on plan assets (expected)	(1,079)	(774)	(2,177)	(1,538)
Amortization of actuarial loss	312	199	630	398

Net periodic pension cost	$1,526	$1,113	$3,080	$2,218

The total employer’s contributions paid to the plan in the second quarter and first six months of 2004 amounted to $0.9 and $2.0 million respectively, and the total contributions expected to be paid in 2004 amount to $3.7 million.

9.	Segment Reporting

The Company is a full-service drug development services group serving the pharmaceutical, biotechnology and medical device industries. The Company’s drug development services comprise two operating segments – pre-clinical and clinical. Pre-clinical services include pre-clinical safety and pharmacology evaluation as well as laboratory sciences services. Pre-clinical services are performed in Edinburgh, Scotland and Montreal, Canada. Clinical services consist of designing, monitoring, and managing trials of new pharmaceutical and biotechnology products on humans, and providing clinical data management, biostatistical, product registration, and pharmacovigilance services. Clinical service activities and revenues are performed and earned primarily in the U.S. and Europe. The Company’s European clinical operations are performed in Maidenhead, England and Edinburgh, Scotland, with its primary satellite offices in Brussels, Belgium and Glasgow, Scotland. The operating results of the Company in the individual European countries apart from the U.K. are not material.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

Financial data by segment are as follows:

	Pre-clinical	Clinical	Total
Quarter Ended June 30, 2004	(Dollars in thousands)
Net service revenue from external customers	$47,289	$32,108	$79,397
Depreciation and amortization	2,850	1,092	3,942
Segment income	12,171	4,534	16,705
Expenditures for long-lived assets in the quarter ended June 30, 2004	7,716	335	8,051
Quarter Ended June 30, 2003
Net service revenue from external customers	$42,231	$24,804	$67,035
Depreciation	2,526	563	3,089
Segment income	12,206	2,797	15,003
Expenditures for long-lived assets in the quarter ended June 30, 2003	3,803	436	4,239

	Pre-clinical	Clinical	Total
Six Months Ended June 30, 2004	(Dollars in thousands)
Net service revenue from external customers	$91,666	$64,469	$156,135
Depreciation and amortization	5,698	2,056	7,754
Segment income	23,915	8,707	32,622
Segment assets at June 30, 2004	388,043	262,598	650,641
Intangible assets at June 30, 2004	64,712	107,872	172,584
Long-lived assets at June 30, 2004	200,783	134,977	335,760
Expenditures for long-lived assets in the six months ended June 30, 2004	12,655	1,178	13,833
Six Months Ended June 30, 2003
Net service revenue from external customers	$78,560	$46,159	$124,719
Depreciation	4,907	1,131	6,038
Segment income	20,988	5,060	26,048
Segment assets at December 31, 2003	375,384	266,117	641,501
Intangible assets at December 31, 2003	65,064	121,378	186,442
Long-lived assets at December 31, 2003	195,275	137,143	332,418
Expenditures for long-lived assets in the six months ended June 30, 2003	7,702	839	8,541

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

The following table summarizes net service revenues and long-lived assets by geographic area.

	USA	Canada	Europe	Total
Quarter Ended June 30, 2004		(Dollars in thousands)
Net service revenue from external customers	$17,588	$25,865	$35,944	$79,397
Quarter Ended June 30, 2003
Net service revenue from external customers	$9,935	$25,302	$31,798	$67,035

	USA	Canada	Europe	Total
Six Months Ended June 30, 2004		(Dollars in thousands)
Net service revenue from external customers	$35,419	$50,463	$70,253	$156,135
Long-lived assets at June 30, 2004	74,981	100,605	160,174	335,760
Six Months Ended June 30, 2003
Net service revenue from external customers	$19,297	$45,679	$59,743	$124,719
Long-lived assets at December 31, 2003	77,510	97,251	157,657	332,418

The Company’s operations in Europe comprise operations in a number of countries that are coordinated from the U.K. No European country is significant in terms of revenues generated or assets held, other than the U.K. The following table reconciles the above totals for net service revenues, expenditure for long-lived assets, segment income (loss), segment assets and long-lived assets to the appropriate figures in the financial statements.

	Quarter	Quarter	Six months ended	Six months ended
	ended June 30, 2004	ended June 30, 2003	June 30, 2004	June 30, 2003
	(Dollars in thousands)
Segment income per above segment analysis	$16,705	$15,003	$32,622	$26,048
Corporate overhead, including share offering and merger expenses	(7,449)	(2,062)	(10,521)	(4,536)

Income from operations per financial statements	$9,256	$12,941	$22,101	$21,512

Expenditures for long-lived assets per above segment analysis	$8,051	$4,239	$13,833	$8,541
Expenditures for long-lived assets not allocated to segments	7	—	28	—

Expenditures for long-lived assets per financial statements	$8,058	$4,239	$13,861	$8,541

	June 30,	December 31,
	2004	2003
Segment assets per above segment analysis	$650,641	$641,501
Long lived assets not allocated to segments	420	57
Deferred debt issue costs not allocated to segments	1,420	1,593
Elimination of inter segment balances	(199,997)	(194,072)

Assets per financial statements	$452,484	$449,079

Long lived assets per above segment analysis	$335,760	$332,418
Long lived assets not allocated to segments	420	57
Deferred debt issue costs not allocated to segments	1,420	1,593

Long lived assets per financial statements	$337,600	$334,068

No client accounted for more than 10% of the Company’s consolidated net revenue for any of the periods covered by these financial statements.

Inveresk Research Group, Inc.

Notes to Condensed Consolidated Financial Statements

10.	Contingencies

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

The information set forth and discussed below for the quarters and six month periods ended June 30, 2004 and June 30, 2003 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) which the Company’s management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. The Company’s results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

Overview

The following discussion and analysis of our financial position is intended to give investors an understanding of our financial condition, liquidity and capital resources and changes in financial conditions as well as our results of operations. We are required to include much of the detail in the discussion which follows by various regulatory requirements that we are subject to. This introductory overview is intended to assist investors in identifying the areas that are the main focus of management.

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

In evaluating the underlying health of our business and its prospects, it is important to ensure that we replace the revenues we have generated with new signed business (i.e. future revenues), so as to maintain the growth of our underlying businesses. Therefore, in addition to the results of our operations, which are discussed separately below, we monitor closely new business signings for each of our operating units on a cumulative latest twelve months basis (to address seasonal factors). We compare this with revenues recorded over the same period and, based upon past experience, this data provide an indication of the future prospects of the Company.

Approximate new business signings for the twelve months ended June 30, 2004 compared with reported net service revenues are as follows:

	Latest 12	Latest 12
	Months as at	Months as at
	June 30,	June 30,
	2004	2003
	(Dollars in thousands)
New business signings (net)	$367,000	$281,000
Net service revenue	303,198	238,469

Each of our businesses operate principally under a fee for service model. We have historically generated cash flows from operations in excess of our requirements to fund internal growth. Because we have large numbers of individually small contracts, no single contract has a significant effect on our cash flow, although historically our cash flow from operations has been stronger in the second half of the year than in the first. In addition, at June 30, 2004 we had unutilized bank credit facilities totaling $75 million.

We place significant emphasis on the process of contract management and how we recognize revenue. This is a significant area of focus for our management. Our operational and our financial management are closely involved in the review of progress and the analysis of expected outcomes of our studies on a regular basis. We have no history of significant issues arising in this area. Our net investment in accounts receivable, unbilled receivables less advance payments, has historically approximated 30 days of net revenue and at June 30, 2004 stood at 27 days.

The main area of market risk that affects our business is foreign exchange rate fluctuations. In the first six months of 2004, approximately 77% of our revenues were generated outside of the U.S., principally in the U.K. and Canada. We experienced considerable volatility in U.S. dollar exchange rates in 2003, particularly against pounds sterling and against the Canadian dollar. Whilst the depreciation of the U.S. dollar against pounds sterling positively impacted our financial results in 2003, its depreciation against the Canadian dollar has had an adverse impact on our profitability. This is because the costs of our Canadian operations arise predominantly in Canadian dollars, but a significant proportion of the income of this business arises in U.S. dollars. The impact of exchange rates on our financial results is discussed in more detail in Item 3 below.

Results of Operation

We operate in two segments for financial reporting purposes: pre-clinical and clinical. The following table shows a summary of our financial performance for the quarter and the six months ended June 30, 2004, compared with the quarter and six months ended June 30, 2003.

	Quarter	Quarter	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2004	2003	2004	2003
Net service revenue:	(Dollars in thousands)
Pre-clinical	$47,289	$42,231	$91,666	$78,560
Clinical	32,108	24,804	64,469	46,159

	79,397	67,035	156,135	124,719

Direct costs excluding depreciation:
Pre-clinical	(23,238)	(19,276)	(44,402)	(36,100)
Clinical	(18,012)	(14,803)	(36,769)	(27,257)

	(41,250)	(34,079)	(81,171)	(63,357)

Selling, general and administrative expenses:
Pre-clinical	(9,030)	(8,223)	(17,651)	(16,565)
Clinical	(8,470)	(6,641)	(16,937)	(12,711)
Corporate overhead:
Share offering and merger expenses	(5,000)	—	(5,306)	(658)
Restructuring and integration costs arising from business acquisition	(24)	—	(105)	—
Other selling, general and administrative expenses	(2,424)	(2,062)	(5,108)	(3,878)

	(24,948)	(16,926)	(45,107)	(33,812)

Depreciation:
Pre-clinical	(2,850)	(2,526)	(5,698)	(4,907)
Clinical	(744)	(563)	(1,360)	(1,131)
Corporate overhead	(1)	—	(2)	—

	(3,595)	(3,089)	(7,060)	(6,038)

Amortization of intangibles:
Clinical	(348)	—	(696)	—

	(348)	—	(696)	—

Income from operations:
Pre-clinical	12,171	12,206	23,915	20,988
Clinical	4,534	2,797	8,707	5,060
Corporate overhead including share offering and merger expenses, restructuring and integration costs and other selling, general and administrative expenses	(7,449)	(2,062)	(10,521)	(4,536)

	9,256	12,941	22,101	21,512
Interest income (expense), net	171	(916)	(627)	(1,815)

Income before income taxes	9,427	12,025	21,474	19,697
Provision for income taxes	(1,585)	(1,866)	(1,335)	(2,161)

Net income	$7,842	$10,159	$20,139	$17,536

The following table summarizes the above results of operations as a percentage of net service revenue:

	Quarter	Quarter	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2004	2003	2004	2003
Net service revenue:
Pre-clinical	100.0%	100.0%	100.0%	100.0%
Clinical	100.0%	100.0%	100.0%	100.0%
Total	100.0%	100.0%	100.0%	100.0%
Direct costs excluding depreciation:
Pre-clinical	49.1%	45.6%	48.4%	46.0%
Clinical	56.1%	59.7%	57.0%	59.1%
Total	52.0%	50.8%	52.0%	50.8%
Selling, general and administrative expenses:
Pre-clinical	19.4%	19.5%	19.3%	21.1%
Clinical	26.4%	26.8%	26.3%	27.5%
Total (1)	31.4%	25.2%	28.9%	27.1%
Depreciation:
Pre-clinical	6.0%	6.0%	6.2%	6.2%
Clinical	2.3%	2.3%	2.1%	2.5%
Total	4.5%	4.6%	4.5%	4.8%
Amortization of intangibles:
Clinical	1.1%	0.0%	1.1%	0.0%
Total	0.4%	0.0%	0.4%	0.0%
Income from operations:
Pre-clinical	25.7%	28.9%	26.1%	26.7%
Clinical	14.1%	11.3%	13.5%	11.0%
Total (1)	11.7%	19.3%	14.2%	17.2%
Interest (income) expense, net	(0.2)%	1.4%	0.4%	1.5%
Income before income taxes	11.9%	17.9%	13.8%	15.8%

(1)	Including corporate overhead.

Significant Matters Affecting Our Financial Condition and Results of Operations

Share offering and merger expenses

Merger with Charles River Laboratories International, Inc.

On June 30, 2004, we entered into an Agreement and Plan of Merger with Charles River and Indigo Merger I Corp. and Indigo Merger II Corp., both wholly owned subsidiaries of Charles River. The merger is subject to the satisfaction of certain closing conditions, including the approval of our stockholders and receipt of regulatory approvals.

Under the terms of the merger agreement, Indigo Merger I Corp. will merge with and into the Company, whereupon the Company will become a wholly owned subsidiary of Charles River. Pursuant to, and as part of a single integrated transaction, the Company will then be merged with and into Indigo Merger II LLC, whereupon the separate corporate existence of the Company will cease and Indigo Merger II LLC will be the surviving corporation.

Upon the merger of Indigo Merger I Corp. and the Company, each share of the Company’s common stock will be converted into the right to receive $15.15 in cash and 0.48 shares of common stock in Charles River. In addition, each outstanding option to purchase the Company’s common stock will be converted into an option to purchase Charles River stock. Each stock option resulting from such conversion will continue to have the same terms and conditions following the merger with Indigo Merger I Corp., except that (i) each option will be exercisable for that number of whole shares of Charles River stock equal to the number of shares of Inveresk stock that were issuable upon exercise of the related Inveresk stock option multiplied by 0.8, rounded down to the nearest whole number, and (ii) the per share exercise price for the Charles River stock options will equal the exercise price per share of Inveresk stock at which the related stock option was exercisable divided by 0.8, rounded to the nearest whole cent.

During the second quarter of 2004, we incurred approximately $5.0 million in merger costs and we expect to incur significant additional merger-related costs in the remainder of 2004. These are included in the share offering and merger expenses caption in the statement of operations for the second quarter. We expect total merger-related costs during 2004 could amount to up to $14 million, primarily due to financial advisory, legal and accounting fees. The majority of the merger-related costs expected to occur in the remainder of 2004 are contingent upon the consummation of the merger and, accordingly, are not expected to significantly impact our results of operations unless and until the merger is consummated.

If the merger agreement is terminated under certain circumstances specified in the merger agreement, we may be required to pay to or entitled to receive from Charles River, a termination fee of $38.1 million. In addition, if we fail to consummate the proposed merger, the price of our common stock may decline as the current market price may reflect an assumption that the proposed merger will be consummated and that our stockholders will become stockholders of Charles River upon closing of the merger.

Other Share Offering Expenses

On February 18, 2003 we announced a proposed public offering of up to 10,350,000 shares of common stock. 3,000,000 shares were to be offered by the Company and 7,350,000 shares were to be offered by certain selling stockholders. On March 7, 2003, we announced the withdrawal of the registration statement relating to this offering because market conditions at the time made it inadvisable to proceed with the offering. The costs relating to this offering were expensed in the first quarter of 2003 and reduced the first quarter 2003 net income by approximately $0.7 million. We do not expect such costs to recur in the foreseeable future.

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

PharmaResearch

On July 29, 2003 we completed our acquisition of PharmaResearch Corporation (“PharmaResearch”) which was formed and began operations in 1995. We acquired PharmaResearch for $37.1 million in cash, net of cash acquired of $6.0 million. Its net service revenue and income from operations for the year ended December 31, 2002 were $40.6 million and $4.8 million, respectively. The acquisition of PharmaResearch allowed us to increase significantly the scale and service of our North American clinical development operations. Its strong presence in the field of respiratory and other infectious diseases enables us to build value-added clinical laboratory support services for the enlarged client base.

The former PharmaResearch business operations have been functionally integrated into our North American clinical business and accordingly, for financial reporting purposes, we do not separately present the results of those operations.

Exchange rate fluctuations

Our condensed consolidated financial statements are prepared in U.S. dollars. Our principal businesses are based in the U.S., U.K. and Canada. Our U.K. and Canadian operations record their transactions in local currencies. Accordingly, fluctuations in the pound sterling and Canadian dollar exchange rates will impact the results of operations reported in U.S. dollars.

The results of our non-U.S. operations have been translated from pounds sterling and Canadian dollars using the following average exchange rates:

	U.S. Dollars per	U.S. Dollars per
	Pound Sterling	Canadian Dollar
Quarter ended June 30, 2004	1.8063	0.7361
Quarter ended June 30, 2003	1.6185	0.7164
Six months ended June 30, 2004	1.8228	0.7476
Six months ended June 30, 2003	1.6107	0.6896

The following table sets forth the percentage of our net service revenue arising in the U.K. and Canada:

	U.K.	Canada
Quarter ended June 30, 2004	45%	33%
Quarter ended June 30, 2003	47%	38%
Six months ended June 30, 2004	45%	32%
Six months ended June 30, 2003	48%	37%

Our Canadian business invoices a significant proportion of its revenues in U.S. dollars, although its costs are largely in Canadian dollars. This can result in transaction exchange gains or losses that are reflected in its statement of operations. The foreign currency gains or losses recognized in the statement of operations and included in “Selling, general and administrative expenses” was a gain of less than $0.1 million for the quarter ended June 30, 2004 and $0.5 million for the six months ended June 30, 2004, compared with a loss of $0.4 million and $1.9 million for the quarter and six months ended June 30, 2003.

Second Quarter 2004 Compared to Second Quarter 2003

Net service revenue. Net service revenue in the second quarter of 2004 was $79.4 million, an increase of $12.4 million or 18% over second quarter 2003 net service revenue of $67.0 million.

Pre-clinical. Net service revenue in the second quarter of 2004 was $47.3 million, an increase of $5.1 million or 12% over revenues of $42.2 million in the second quarter of 2003. Our pre-clinical operations in Europe and North America experienced increased demand for their services during the second quarter, both for safety evaluation services and laboratory sciences services. In 2003, our North American operations recovered in the second quarter from an abnormally high level of project delays experienced in the first quarter of 2003. The revenues in these operations in the second quarter of 2003 were the highest of any quarter in 2003. Assuming constant dollar exchange rates, net service revenues in the pre-clinical segment increased by 6% in the second quarter of 2004 compared with 2003.

Clinical. Net service revenue in the second quarter of 2004 was $32.1 million, an increase of $7.3 million or 29% over revenues of $24.8 million in the second quarter of 2003. The principal factor behind this growth was the acquisition of PharmaResearch which we completed in July 2003. Because we have fully integrated this business into our clinical operations, the precise contribution of the acquired business to second quarter 2004 net service revenue is not available. Notwithstanding the impact of the PharmaResearch acquisition, net service revenue for the clinical segment was impacted by the introduction of the Clinical Trials Directive in Europe and delayed new business signings in the first half of 2004, particularly in the U.S. Assuming constant dollar exchange rates, net service revenue in the clinical segment increased by 23% in the second quarter of 2004 compared to 2003.

Direct costs excluding depreciation. In the second quarter of 2004 direct costs excluding depreciation totaled $41.3 million, an increase of $7.2 million, or 21% from $34.1 million in the second quarter of 2003. Direct costs excluding depreciation were 52% of net service revenue in the second quarter of 2004 compared with 51% in the second quarter of 2003.

Pre-clinical. Direct costs excluding depreciation in the second quarter of 2004 were $23.2 million, an increase of $4.0 million, or 21%, over costs of $19.3 million in the second quarter of 2003. In the second quarter of 2004, direct costs excluding depreciation were 49% of net service revenue, compared with 46% in the second quarter of 2003. This increase reflects the weaker U.S. dollar : Canadian dollar exchange rate environment, the less favorable business mix in our North American pre-clinical operations and an increase in the proportion of revenues represented by our European operations (which have a greater proportion of direct costs relative to net service revenue compared with our North American operations).

Clinical. Direct costs excluding depreciation in the second quarter of 2004 were $18.0 million, an increase of $3.2 million, or 22% over costs of $14.8 million in the second quarter of 2003. In the second quarter of 2004 direct costs excluding depreciation were 56% of net service revenues compared with 60% in the second quarter of 2003. This reflects improved efficiencies of scale following the acquisition of PharmaResearch in July 2003.

Selling, general and administrative expenses. In the second quarter of 2004, selling, general and administrative expenses totaled $24.9 million, an increase of $8.0 million, or 47% from $16.9 million in the second quarter of 2003.

Pre-clinical. Selling, general and administrative costs in the second quarter of 2004 were $9.0 million, an increase of $0.8 million or 10% from $8.2 million in the second quarter of 2003. Selling, general and administrative costs were 19% of net service revenue in the second quarter of 2004, consistent with 19% in the second quarter of 2003.

Clinical. Selling, general and administrative costs in the second quarter of 2004 were $8.5 million, an increase of $1.8 million or 28% from $6.6 million in the second quarter of 2003. Selling, general and administrative costs were 26% of net service revenue in the second quarter of 2004 compared with 27% in the second quarter of 2003. The decrease in percentage terms is mainly due to the impact of cost savings following the acquisition of PharmaResearch.

Corporate overhead. Corporate overhead amounted to $7.4 million, an increase of $5.4 million, or 161% over $2.1 million in the second quarter of 2003. Corporate overhead in the second quarter of 2004 included $5.0 million of expenses arising from our proposed merger with Charles River Laboratories International, Inc. that was announced on July 1, 2004. Other corporate overhead amounted to 3% of net service revenue, consistent with 3% of net service revenue in the second quarter of 2003.

Income from operations. In the second quarter of 2004 income from operations amounted to $9.3 million, or 12% of net service revenue. Income from operations in the second quarter of 2003 amounted to $12.9 million, or 19% of net service revenue.

Pre-clinical. Income from operations was $12.2 million in the second quarter of 2004 compared with $12.2 million in the second quarter of 2003, for the reasons set forth above.

Clinical. Income from operations was $4.5 million in the second quarter of 2004 compared with $2.8 million in the second quarter of 2003, for the reasons set forth above.

Interest income (expense). Interest income in the second quarter of 2004 was $0.2 million, a reduction of $1.1 million in the expense of $0.9 million in the second quarter of 2003. In the second quarter of 2004 interest expense included $0.4 million of net interest and amortization of deferred debt costs on our bank facilities and cash resources and a credit of $0.6 million on the mark-to-market revaluation of our interest rate swaps. In the second quarter of 2003 interest expense included $0.6 million of net interest and amortization of deferred debt costs on our bank facilities and cash resources and a charge of $0.3 million on the mark-to-market revaluation of our interest rate swaps.

Provision for income taxes. Provision for income taxes was $1.6 million or 17% of income before taxes in the second quarter of 2004 compared with $1.9 million or 16% of income before taxes in the second quarter of 2003. U.K. and Canadian research and development tax credits reduced the provision for income taxes by $2.0 million or 21% of income before taxes in 2004 and by $1.8 million or 15% of income before taxes in 2003. We recorded a reduction in income tax expense amounting to $0.2 million or 6% of income before taxes in the second quarter of 2004 and $0.3 million or 2% of income before taxes in the second quarter of 2003 in respect of gains made by our employees on exercise of stock options. The tax charge, expressed as a percentage of income before taxes, has also been impacted by the non-deductibility for tax purposes of the expenses arising in respect of our proposed merger with Charles River Laboratories International, Inc. Additionally, in 2004 the tax rate applicable to our operations in Canada is approximately 2% lower than in 2003.

First Six Months of 2004 Compared to First Six Months of 2003

Net service revenue. Net service revenue in the first six months of 2004 was $156.1 million, an increase of $31.4 million or 25% compared with the first six months of 2003, where we reported net service revenue of $124.7 million.

Pre-clinical. Net service revenue in the first six months of 2004 was $91.7 million, an increase of $13.1 million or 17% over revenues of $78.6 million in the first six months of 2003. Our pre-clinical operations in Europe and North America experienced increased demand for their services during the first six months, both for safety evaluation services and laboratory sciences services. Assuming constant dollar exchange rates, net service revenues in the pre-clinical segment increased by 9% in the first six months of 2004 compared with 2003.

Clinical. Net service revenue in the first six months of 2004 was $64.5 million, an increase of $18.3 million or 40% over revenues of $46.2 million in the first six months of 2003. The principal factor behind this growth was the acquisition of PharmaResearch which we completed in July 2003. Because we have fully integrated this business into our clinical operations, the precise contribution of the acquired business to the first six months of 2004 net service revenue is not available. Notwithstanding the impact of the PharmaResearch acquisition, net service revenue for the clinical segment was impacted by the introduction of the Clinical Trials Directive in Europe and delayed new business signings in the first half of 2004, particularly in the U.S. Assuming constant dollar exchange rates, net service revenue in the clinical segment increased by 32% in the first six months of 2004 compared to 2003.

Direct costs excluding depreciation. In the first six months of 2004 direct costs excluding depreciation totaled $81.2 million, an increase of $17.8 million, or 28% from $63.4 million in the first six months of 2003. Direct costs excluding depreciation were 52% of net service revenue in the first six months of 2004 compared with 51% in the first six months of 2003.

Pre-clinical. Direct costs excluding depreciation in the first six months of 2004 were $44.4 million, an increase of $8.3 million, or 23%, over costs of $36.1 million in the first six months of 2003. In the first six months of 2004, direct costs excluding depreciation were 48% of net service revenue, compared with 46% in the first six months of 2003. This increase reflects the weaker U.S. dollar : Canadian dollar exchange rate environment, the less favorable business mix in our North American pre-clinical operations and an increase in the proportion of revenues represented by our European operations (which have a greater proportion of direct costs relative to net service revenue compared with our North American operations).

Clinical. Direct costs excluding depreciation in the first six months of 2004 were $36.8 million, an increase of $9.5 million, or 35% over costs of $27.3 million in the first six months of 2003. In the first six months of 2004 direct costs excluding depreciation were 57% of net service revenues compared with 59% in the first six months of 2003. This reflects improved efficiencies of scale following the acquisition of PharmaResearch in July 2003.

Selling, general and administrative expenses. In the first six months of 2004, selling, general and administrative expenses totaled $45.1 million, an increase of $11.3 million, or 33% from $33.8 million in the first six months of 2003.

Pre-clinical. Selling, general and administrative costs in the first six months of 2004 were $17.7 million, an increase of $1.1 million or 7% from $16.6 million in the first six months of 2003. Selling, general and administrative costs were 19% of net service revenue in the first six months of 2004, compared with 21% in the first six months of 2003. Selling, general and administrative costs were reduced in the first six months of 2004 as a consequence of exchange gains of $0.5 million during the period compared with exchange losses of $1.8 million in the first six months of 2003. The remaining costs represented 20% of net service revenue in the first six months of 2004 compared with 19% in the corresponding period in 2003. This increase is attributable to adverse U.S. dollar : Canadian dollar exchange rate movements over the past twelve months. A significant proportion of our revenues in our Canadian operations arise in U.S. dollars, but our costs arise predominantly in Canadian dollars.

Clinical. Selling, general and administrative costs in the first six months of 2004 were $16.9 million, an increase of $4.2 million or 33% from $12.7 million in the first six months of 2003. Selling, general and administrative costs were 26% of net service revenue in the first six months of 2004 compared with 28% in the first six months of 2003. The decrease in percentage terms is mainly due to the impact of cost savings following the acquisition of PharmaResearch.

Corporate overhead. Corporate overhead amounted to $10.5 million, an increase of $6.0 million, or 132% over the first six months of 2003. Corporate overhead in the first six months of 2004 included share offering expenses of $0.3 million, $0.1 million relating to restructuring costs arising from the integration of PharmaResearch and $5.0 million arising from our proposed merger with Charles River Laboratories International, Inc. announced on July 1, 2004. Selling, general and administrative expenses in the first six months of 2003 included an expense of $0.7 million relating to the share offering announced and withdrawn in the first quarter. Before taking account of these costs, other corporate overhead of $5.1 million in the first six months of 2004 represented 3% of net service revenue which is consistent with the first six months of 2003.

Income from operations. In the first six months of 2004, income from operations amounted to $22.1 million, or 14% of net service revenue. Income from operations in the first six months of 2003 amounted to $21.5 million, or 17% of net service revenue.

Pre-clinical. Income from operations increased to $23.9 million in the first six months of 2004 compared with $21.0 million in the first six months of 2003, for the reasons set forth above.

Clinical. Income from operations was $8.7 million in the first six months of 2004 compared with $5.1 million in the first six months of 2003, for the reasons set forth above.

Interest expense. Interest expense in the first six months of 2004 was $0.6 million, a reduction of $1.2 million or 65% from $1.8 million in the first six months of 2003. In the first six months of 2004 interest expense included $0.8 million of net interest and amortization of deferred debt costs on our bank facilities and cash resources and a credit of $0.2 million on the mark-to-market revaluation of our interest rate swaps. In the first six months of 2003 interest expense included $1.3 million of net interest and amortization of deferred debt costs on our bank facilities and cash resources and a charge of $0.5 million on the mark-to-market revaluation of our interest rate swaps.

Provision for income taxes. Provision for income taxes was $1.3 million in the first six months of 2004. Following the completion of the integration of PharmaResearch Corporation into the clinical operations in the U.S., in the first quarter of 2004, the Company reassessed the valuation allowance previously established to reduce the value of the deferred tax assets (mainly arising on net operating losses) in the U.S. As a consequence, the valuation allowance has been reduced by $15.4 million, of which $1.7 million was recognized in the income statement in the first quarter of 2004. The remaining $13.7 million was recorded as a reduction in goodwill as the associated deferred tax assets were acquired in 2001, at which time a valuation allowance was established. The tax charge, expressed as a percentage of income before taxes, has also been impacted by the non-deductibility for tax purposes of the expenses arising in respect of our proposed merger with Charles River Laboratories International, Inc. After eliminating these factors, the remaining provision for income taxes represented 12% of income before taxes in the first six months of 2004. Provision for income taxes was $2.2 million or 11% of income before taxes in the first six months of 2003. U.K. and Canadian research and development tax credits reduced the provision for income taxes by $3.9 million in the first six months of 2004 and by $3.5 million in the first six months of 2003. We recorded a reduction in income tax expense amounting to $0.4 million in the first six months of 2004 and $0.9 million in the first six months of 2003 in respect of gains made by our employees on exercise of stock options. Additionally, in 2004 the tax rate applicable to our operations in Canada is approximately 2% lower than in 2003.

Liquidity and capital resources

Cash and cash equivalents totaled $21.1 million at June 30, 2004 compared with $24.6 million at December 31, 2003. Our principal sources of liquidity are cash flow from operations and borrowings under our credit facilities.

At June 30, 2004 our bank credit facilities totaled $129.5 million comprised of $54.5 million of term loans in U.S. dollars and up to $75 million of loans available in multiple currencies under a revolving credit arrangement. At June 30, 2004, we had drawn down $54.5 million of term loans under the facility, which is repayable in quarterly instalments over the period to December 2007. Our bank credit facilities bear interest at floating, LIBOR-based rates. We have limited our exposure to interest rate fluctuations on the loans drawn under this facility through a series of interest rate swaps. Our credit facilities subject us to significant affirmative, negative and financial covenants, are guaranteed by us and our significant subsidiaries and are secured by liens on substantially all of our assets.

Working capital balances which arise from our contracts with customers comprise accounts receivable, unbilled receivables and advance billings. A summary of these balances at the last five quarter ends, together with the number of equivalent days’ sales they represent, is set forth below.

	June 30, 2004		March 31, 2004		December 31, 2003		September 30, 2003		June 30, 2003
		No. of		No. of		No. of		No. of		No. of
	Balance	Days Net	Balance	Days Net	Balance	Days Net	Balance	Days Net	Balance	Days Net
	($'000s)	Revenue	($'000s)	Revenue	($'000s)	Revenue	($'000s)	Revenue	($'000s)	Revenue
Accounts receivable	$44,476	52	$42,459	50	$53,391	71	$45,012	62	$36,428	53
Unbilled receivables	29,046	34	32,759	39	24,331	33	26,144	36	25,643	37

Sub total	73,522	86	75,218	89	77,722	104	71,156	98	62,071	90
Advance billings	(50,423)	(59)	(57,462)	(68)	(56,745)	(76)	(48,266)	(67)	(40,840)	(59)

	$23,099	27	$17,756	21	$20,977	28	$22,890	31	$21,231	31

     The impact of the above balances on our cash flow from operations in the first two quarters of 2004 and the last three quarters of 2003, excluding translation effects, was as follows:

	Quarter	Quarter	Quarter	Quarter	Quarter
	ended	ended	ended	ended	ended
	June 30,	March 31,	December	September	June 30,
	2004	2004	31, 2003	30, 2003	2003
Cash inflow (outflow)	(Dollars in thousands)
Accounts receivable including unbilled receivables	$1,795	$2,504	$(6,566)	$2,884	$(1,411)
Advance billings	(7,402)	717	8,479	(2,806)	215

	$5,607	$3,221	$1,913	$78	$(1,196)

The cash generated by operating activities was $18.2 million in the first six months of 2004, and $56.3 million in the year ended December 31, 2003. When compared with operating cash flows, the cash flows relating to working capital movements have not had a significant impact on liquidity.

During the twelve months from July 1, 2004 to June 30, 2005, we are scheduled to make repayments of $7.5 million of principal indebtedness under our bank credit facility. We anticipate that our operating cash flow, together with available borrowings under our bank credit facility and the net proceeds we receive from any offerings, will be sufficient to meet our anticipated future operating expenses, capital expenditures (including our planned expansions at our pre-clinical facilities) and debt service obligations as they become due over the next twelve months.

Second quarter 2004 compared to second quarter 2003

Cash flow from operations in the second quarter of 2004 was $7.1 million compared with $12.2 million in the second quarter of 2003. Cash payments for items of capital expenditures were $8.5 million in the second quarter of 2004 compared with $4.2 million in the second quarter of 2003. Recent completion of an expansion at our Edinburgh facility and the further expansion of our facilities in Montreal accounts for most of the increase.

In the second quarter of 2004 we repaid $1.9 million of our bank debt compared with $5.0 repaid in the second quarter of 2003.

First six months of 2004 compared to first six months of 2003

Cash flow from operations in the first six months of 2004 was $18.2 million compared with $17.0 million in the first six months of 2003. Cash payments for items of capital expenditures were $17.2 million in the first six months of 2004 compared with $8.5 million in 2003. Recent completion of an expansion at our Edinburgh facility and the further expansion of our facilities in Montreal accounts for most of the increase.

In the first six months of 2004 we repaid $3.8 million of our bank debt compared with $10.0 million repaid in the first six months of 2003.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by the way we apply our accounting policies. An accounting estimate is considered critical if the estimate requires us to make assumptions about matters that were highly uncertain at the time the estimate was made; if different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on our financial condition or results of operations are reasonably likely to occur from period to period. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The accounting policies which we consider to be critical accounting policies include revenue recognition, accounting for income taxes and accounting for pension obligations. A discussion of our policies on revenue recognition and accounting for pension obligations is included in our Form 10-K for the year ended December 31, 2003.

Income Taxes

We operate in numerous countries but the tax regulations in the U.S., Canada and the U.K. have the most significant effect on our income tax and deferred tax assets and liabilities and our income tax expense. The tax regulations are highly complex and while we aim to ensure the estimates of tax assets and liabilities that we record are accurate, there may be instances where the process of agreeing our tax liabilities with the tax authorities may possibly require significant adjustments, which cannot presently be quantified, to be made to estimates previously recorded. Our provision for income taxes is affected by various factors.

We receive research and development tax credits in Canada and the U.K. The level of such credits is dependent upon the amount of qualifying costs in these jurisdictions. We estimate the amounts of these credits each period based on our experience and knowledge of the relevant tax regulations. Because the level of the credits is based on the levels of qualifying costs, the tax credits are not directly related to income before income taxes and therefore the level of tax credits may fluctuate from period to period when compared to income before income taxes. Research and development tax credits reduced our income tax expense by $3.9 million in the first six months of 2004 and by $3.5 million in the first six months of 2003.

We have deferred tax assets of $24.5 million and $25.9 million at June 30, 2004 and December 31, 2003. We assess the likelihood of the utilization of such assets and based on the historical performance of the relevant operations, limitations on the utilization of the assets and anticipated operating results, we establish valuation allowances. In the first six months of 2004, we reduced the valuation allowances to $0.1 million at June 30, 2004 from $15.8 million at December 31, 2003. The major factor behind this change was the completion of the combination of PharmaResearch Corporation and our existing clinical operations in the U.S. into one operating legal entity in the first quarter of 2004. Based on our assessment of the profitability of that combined entity, we believe that the valuation allowance previously established to reduce the value of the deferred tax assets (mainly arising on net operating losses) in the U.S., is no longer required. As a consequence, the valuation allowance has been reduced, resulting in a reduction of $13.7 million in goodwill relating to deferred tax assets acquired in 2001 and a tax benefit of $1.7 million which was recognized in the statement of operations in the first quarter of 2004.

We will continue to assess the allowances on the information available each period and our assessment may change in future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks arising from changes in interest rates and foreign currency exchange rates.

Our primary interest rate exposure is in respect of future changes in the LIBOR or base rates that are used to determine the amounts of interest we are required to pay on borrowings under our bank credit facility. The outstanding indebtedness at June 30, 2004 under our bank credit facility, bore interest at a rate equal to LIBOR plus a margin of 1.25%. That margin is set each quarter based on specified financial ratio tests and may vary between LIBOR plus 1.25% and LIBOR plus 2.0%.

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

The interest rate swaps exceed our bank borrowings at June 30, 2004 by $5.5 million and this amount is exposed to fluctuations in interest rates. Our potential loss over one year that would result from a hypothetical, instantaneous change of 100 basis points in the interest rate is not significant.

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

Our Canadian business has a significant proportion of its working capital represented by assets and liabilities that are denominated in U.S. dollars. Accordingly, fluctuations in the U.S. dollar/Canadian dollar exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. dollars to Canadian dollars and the retranslation of cash, accounts receivable and unbilled receivable balances and to a lesser extent accounts payable balances. We have entered into a forward contract to sell U.S.$11.6 million and buy CDN$15.6 million (Canadian dollars) on June 30, 2004. This contract reduces our exposure to exchange gains and losses arising from the retranslation of the above balances during the life of the contract. The amounts of the U.S. dollar denominated balances held by our Canadian subsidiary fluctuate from time to time and based on the average balances in the the first five months of 2004, offset by the effects of the forward contract, we estimate that a hypothetical instantaneous 10% devaluation of the U.S. dollar against the Canadian dollar would give rise to recognition of an exchange loss (which would be included for financial reporting purposes in selling, general and administrative expenses) of approximately $0.1 million, before income tax effects. On the same basis, we estimate that a hypothetical instantaneous 10% devaluation of the Canadian dollar against the U.S. dollar would give rise to recognition of an exchange gain (which for financial reporting purposes would be netted against and therefore reduce selling, general and administrative expenses) of approximately $0.1 million before income tax effects.

A significant proportion of the revenues in our Canadian operations arise in U.S. dollars but the costs in these operations arise mainly in Canadian dollars. To monitor this we look at the results of operations of our Canadian business that arise in Canadian dollars. This is a net expense because it excludes the U.S. dollar denominated revenue stream but includes most of the costs of our Canadian operations. In 2003, we estimate that the net expense arising in Canadian dollars in our Canadian operations amounted to approximately $29 million. In the second quarter of 2004, we purchased for a cost of $0.3 million, a series of options to sell U.S. $20 million and purchase Canadian dollars (U.S. $2.5 million on a specified date each month from May 2004 through December 2004) at a rate of

U.S.$1: CDN$1.3630. We have designated these options as cash flow hedges of our forecasted U.S. dollar denominated sales invoices arising in our Canadian operations. The cost of the options, together with any gains arising on exercise of the options will be written off over the collection period of the invoices being hedged. The effect of the options is to reduce the exposure in our Canadian operations to reductions in revenue if the U.S. dollar exchange rate was to fall below the option rate of U.S.$1: CDN$1.3630. Based on the exchange rate of U.S.$1: CDN$1.3339 as at June 30, 2004, and excluding the effects of a change in this exchange rate on the U.S. dollar denominated working capital in our Canadian subsidiary as described in the preceding paragraph, we estimate that a 10% strengthening of the Canadian dollar against the U.S. dollar would have no significant effect on our group net income over the last six months of 2004 and a 10% weakening of the Canadian dollar against the US dollar would increase group net income by approximately $1.2 million over the same period.

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

There is a continuous process of identifying, evaluating and managing the risks to which the Company is exposed that has been in place throughout the current fiscal year and up to the date of this filing. The key elements of the process are:

•	Formal reporting on a monthly basis to the Chief Executive Officer and Chief Financial Officer on the results of operations and on any emerging risks and issues. The monthly results are analyzed by business segment, and all significant variations from budget and the prior year are investigated. The day-to-day responsibility for each business unit rests with experienced management and the Company has a clear organization structure that includes appropriate delegation of authority. There is regular contact between the Chief Executive Officer and Chief Financial Officer and the President of each business unit.

•	Formal Board approval of the annual budget for each financial year. Annual budgets are prepared in detail for each business unit.

•	Review of each quarterly or annual report by the Audit Committee. The Audit Committee also meets with the Company’s external auditors on a quarterly basis to discuss the results of the external auditors’ review of the quarterly financial statements and any internal control matters arising from such review.

•	Confirmation each quarter from the President of each business unit covering the accuracy of the reported financial results of the business and confirmation that all significant issues affecting the business have been reported to the Chief Executive Officer and Chief Financial Officer.

•	Confirmation from the Vice-President of Finance for each business unit that certain financial control procedures have been completed.

•	Consultation on significant matters with the Company’s professional advisers.

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

Evaluation of Disclosure Controls and Procedures

Based on their review of the disclosure controls and procedures as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has effective disclosure controls and procedures.

Changes in Internal Controls

During the period covered by this report, and up to and including the date of this report, there have been no significant changes in the internal controls nor in other factors that are reasonably likely to materially affect these controls.

PART II OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     The information provided in Note 10 to the financial statements contained in Part I of this Form 10-Q is incorporated herein by reference.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     N/A

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     N/A

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s Annual Meeting of Stockholders was held on May 4, 2004. Proposal I, submitted to a vote of stockholders at the meeting, was the election of directors. The following director, being the only Class II director of the Company, was elected at the meeting, with the number of votes cast indicated:

Nominee	For	Withheld
John T. Henderson	34,333,221	394,404

Dr. Ian P. Sword, formerly a Class II director, did not stand for re-election.

The following directors, being all of the Class III directors of the Company, are serving pursuant to terms which will not expire until the annual meeting in 2005:

Walter S. Nimmo;
S. Louise McCrary.

The following directors, being all of the Class I directors of the Company, are serving pursuant to terms which will not expire until the annual meeting in 2006:

John Urquhart;
Vanessa Chang.

Proposal II, to amend the Inveresk Research Group, Inc. 2002 Stock Option Plan, was submitted to a vote of stockholders, with the number of votes cast as indicated:

For	Against	Abstain	Broker Non-Votes
23,750,129	9,251,366	7,550	1,718,580

Proposal III, a proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the year ending December 31, 2004, was submitted to a vote of stockholders, with the number of votes cast as follows:

For	Against	Abstain
34,270,581	456,934	110

     ITEM 5. OTHER INFORMATION.

     N/A

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

2.1	-	Agreement and Plan of Merger dated as of June 30, 2004, by and among Charles River Laboratories International, Inc., Inveresk Research Group, Inc., Indigo Merger I Corp. and Indigo Merger II Corp. (incorporated by reference to our Current Report on Form 8-K, filed on July 1, 2004)

3.1	-	Amended and Restated Certificate of Incorporation of Inveresk Research Group, Inc. (incorporated by reference to Amendment No. 1, filed on May 14, 2002, to our Registration Statement on Form S-1 (File No. 333-83536))

3.2	-	Amended and Restated By-laws of Inveresk Research Group, Inc. (incorporated by reference to Amendment No. 1, filed on May 14, 2002, to our Registration Statement on Form S-1 (File No. 333-83536))

4.1	-	Form of Stock Certificate. (incorporated by reference to Amendment No. 1, filed on May 14, 2002, to our Registration Statement on Form S-1 (File No. 333-83536))

10.1	-	Form of Change-Of-Control Severance Agreement, dated as of June 10, 2004, between Inveresk Research Group, Inc. and the officers listed on the schedule attached thereto.

31.1	-	Certification of Walter S. Nimmo, Chief Executive Officer, President and Director of Inveresk Research Group, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of D. J. Paul E. Cowan, Chief Financial Officer and Treasurer of Inveresk Research Group, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Walter S. Nimmo, Chief Executive Officer, President and Director of Inveresk Research Group, Inc.

32.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by D. J. Paul E. Cowan, Chief Financial Officer and Treasurer of Inveresk Research Group, Inc.

     (b) Reports on Form 8-K.

     We filed a current report on Form 8-K on April 2, 2004, including our press release announcing the sale of 5,000,000 shares of common stock by our principal shareholder.

     We filed a current report on Form 8-K on April 2, 2004, including a copy of the form of underwriting agreement relating to the sale of 5,000,000 shares of common stock by our principal shareholder.

     We filed a current report on Form 8-K on May 6, 2004, including a copy of our Code of Ethics, as amended on May 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2004	INVERESK RESEARCH GROUP, INC.

	By:	/s/ D.J. Paul E. Cowan

D.J. Paul E. Cowan
Chief Financial Officer and Treasurer